Form 10KSB
period 2001-12-31
BREAM VENTURES INC
filed 2002-11-19
CIK 1137143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: December 31, 2001

                         Commission File Number:

                                    Bream Ventures, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Nevada
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   98-0232018

                                   ----------
                        (IRS Employer Identification No.)

                              Bream Ventures, Inc.
                               522-625 Howe Street
                             Vancouver, B.C. V6C 276
                              Phone: (604) 209-4213

                                ----------------
                    (Address of principal executive offices)

                                      None

                            ------------------------
          (Former name or former address, if changed since last report)

                                     V6C 276
                                      -----
                                   (Zip Code)

                                 (604) 209-4213
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002 was 1,000,000 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The audited financial statements for the three-month period ended December 31, 2001 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

History And Organization

Bream Ventures, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on March 9, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholders of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

On April 9, 2001, we acquired a 15 year mining lease from Desert Pacific Exploration, Inc., the owner of eight unpatented lode mineral claims, sometimes referred to as the Panorama Project, located in western Nevada approximately 150 miles south of Reno, Nevada and 48 miles north of Bishop, California. An unpatented claim is one in which more assessment work is necessary before all mineral rights can be claimed. We are presently in the pre-exploration stage and there is no assurance that a commercially viable precious mineral deposit exists in our property until appropriate geological exploration is done and a final comprehensive evaluation concludes that there is economic and legal feasibility to conduct mining operations. Without a final economic feasibility study we cannot determine economic feasibility. Even assuming this entire offering is sold, we will not have sufficient funds to pay for a final economic feasibility study. Consequently, our current exploration plans can only determine if we will be justified to continue exploration.

The exploration program proposed by Bream is designed to determine whether mining operations would be advisable. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. Some of the factors that would be used to determine whether to proceed with mining operations would be the data generated by the proposed exploration program. This data will be evaluated to confirm that a mineral deposit is sufficiently defined on three or more sides. Another factor would be investigation into whether a buyer or a market exists for the minerals and the prevailing market price for the minerals.

Under the terms of the lease, Bream may extend the initial term of 15 years for one additional period of 15 years provided that all conditions of the lease have previously been met. Bream has the exclusive possession of the property for mining purposes during the term of the lease.

The owner of the property on which the claims are located is Desert Pacific Exploration, Inc. Under the terms of the lease as amended on April 9, 2002, Bream must pay an advance annual royalty as follows, of which payments of $5,000 was made on April 9, 2001 and $1,500 on April 9, 2002:

Anniversary Date                  Amount

October 9, 2002                   $ 6,000.00
April 9, 2003                     $10,000.00
April 9, 2004                     $10,000.00
April 9, 2005                     $10,000.00
April 9, 2006 & thereafter        $50,000.00



If Bream fails to meet the above advance royalty payments, the lease may be terminated if the landlord gives written notice of such default. After receipt of default, Bream has 15 days to cure the default. In addition, the lease may be terminated if Bream fails to make federal, state, and county maintenance payments or filing fees at least 15 days prior to due date. In that event, the landlord must notify Bream of a possible default. After 10 days, if the default is not cured the landlord may initiate payment on the claims. Bream will be able to cure this default by reimbursing all federal, state and county payments made by the landlord plus a 20% penalty within 30 days.

Under applicable federal, state, and county laws and regulations, annual mining claim maintenance or rental fees are required to be paid by Bream for the unpatented mining claims which constitute all or part of the leased property, beginning with the annual assessment work period of September 1, 2002 to September 1, 2003. Bream must timely and properly pay the federal, state, and county annual mining claim maintenance or rental fees, and must execute and record or file, as applicable, proof of payment of the federal, state, and county annual mining claim maintenance or rental fees and the landlord's intention to hold the unpatented mining claims. Annual maintenance fees are due on the claims by August 31. Federal fees are $100 per claim per year payable to the Department of the Interior, Bureau of Land management. State fees are $5.50 per year per claim payable to the county recorder. If Bream does not terminate the agreement before June 1 of any subsequent lease year, Bream will be obligated either to pay the federal, state, and local annual mining claim maintenance or rental fees for the property due that year or to reimburse the landlord.

Bream also has the right to buy out the landlord's interest in exchange for a payment of $3,000,000 from which royalty payments made up to the time of the buyout may be deducted. If a buyout occurs, Bream must also pay the landlord a perpetual 0.75% royalty on all minerals recovered from the property.

The lease may be terminated at any time by Bream provided that we give written notice 30 days prior to relinquishing the leased property. In the event bream desires to terminate the agreement after June 1 of any year, we are responsible for all federal, state, and county maintenance and filing fees for the next assessment year regarding the leased property. In addition, we must deliver to the landlord in reproducible form all data generated or obtained for the leased property, whether factual or interpretive. Finally, we must quitclaim to the landlord all claims located or acquired by us.

Our business activities to date have been restricted to obtaining a report from our mining engineer, Edward P. Jucevic and preparing this offering. Mr. Jucevic's report details the geological and mining history of the claims leased by Bream, including the land status, climate, geology and mineralization. Mr. Jucevic believes that based upon previous mining activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations.

The property leased by Bream covers lands credited with sporadic, but high grade gold, silver, and minor mercury production dating to the early 1900's. The claims cover three discrete gold-bearing areas, none of which has been thoroughly evaluated. Four neighboring unevaluated targets within the leased claims are recommended for acquisition by staking. Mr. Jucevic believes that precious metal mineralization is hosted in several areas within the claims. There is a reasonable potential that additional exploration and drilling will outline important mineral reserves. A two phase exploration and drilling program has been proposed. Phase 1, including a recommendation to stake four neighboring targets, with estimated costs of $60,000, followed by a Phase 2 with estimated costs of $60,000. The purpose of this offering is to finance the implementation of Phase I.

Location and Access

The project is located in western Nevada, Mineral County, approximately 150 miles south of Reno and 48 miles north of Bishop, California. Access to the property from Bishop, California, is via highway US 6, north for a distance of
48.2 miles to the CCC Ranch Road. Turn north on a northerly trending gravel road for 0.3 miles to the property.

Claim Status

Bream has obtained a mining lease on eight valid unpatented lode mining claims on file with the United States Bureau of Land Management (BLM) records in Reno, Nevada in the name of Desert Pacific Exploration, Inc. The claims are filed with the BLM as follows:



Claim Name        NMC Number      Mineral County Book and Page
Hound Dog 2         763966              Book 169 Page 46
Hound Dog 9         763972              Book 169 Page 52
Ule 19              763991              Book 169 Page 71
Panorama 5          763994              Book 169 Page 74
Panorama 6          763995              Book 169 Page 75
Panorama 7          763996              Book 169 Page 76
Vol 32              763950              Book 169 Page 30
Little Ule 8        763960              Book 169 Page 40



The leased property is comprised of approximately 160 acres. The owner of record is Desert Pacific Exploration, Inc. of which Herb Duerr is the sole shareholder. Rental fees assessed by the BLM and intent to hold fees assessed by the State of Nevada and Mineral County have been paid through August 31, 2002. The surrounding land is owned by the United States Forest Service and is open for staking. Mr. Jucevic recommends that we may need to stake at least 35 additional claims to cover the strike and provide an adequate buffer on either side of the mineralized zone.

At present, there are no plans to locate these additional 35 claims. We will not locate additional claims unless it should become necessary in order to protect the claims we have already leased. Should the additional 35 claims be staked at some future date, the estimated cost of the work plus filing fees would be approximately $8,400, broken down as follows: staking fees $90 per claim, federal filing fees $135 per claim, state filing fees $14 per claim plus a map fee of $15. The risk in not pursuing additional claims now is that a third party may stake this peripheral ground. If at some future time it was decided to expand the size of the currently leased claim, an agreement would have to be negotiated with that third party in which we might be required to pay a rental or royalty fee for minerals recovered on these additional claims.

Climate And Local Resources

The claims leased by Bream are located at elevations ranging from 5900 to 7950 feet in gently rolling hills covered with sagebrush and Pinion pines. The climate is temperate with moderate snow cover from December to March. No perennial streams exist on the property. However, groundwater is plentiful. Power lines are located about three miles east of the property. The closest population center is Bishop, located about 48 miles to the south.

History Of The Claims

Mr. Jucevic has examined the available literature on the claims from which he has developed the following history. The earliest known mining activity on the claims was conducted in 1863 when gold, silver and lead were discovered. Production of precious metals occurred on the claims from 1910 to 1913. Production was achieved again from 1931 to 1933 in some of the claims and processing occurred on the property. Exploration for mercury occurred in the late 1940's when a few flasks of mercury were sold from the claims. Tungsten exploration was carried out on the claims in the late 1950's with little encouragement.

Recent exploration efforts on the claims started in 1979. At least seven separate targets in diverse settings were defined by this work. Between 1979 and 1984 at least 32 shallow air track holes were drilled, defining an area of altered volcanic rock on one side of the property. Large geochemical sampling programs defined at least seven separate mineralized environments on the claims. The property was mapped, sampled and drilled between 1997 and 1998. Two additional areas with significant gold values were identified. The drilling tested five target areas, with encouraging results from three. Testing of the one claim area was unsatisfactory because the drill could not gain access to test the structure. Drilling on another claim intersected gold starting at the surface. Drilling on another claim confirmed previous evidence of precious minerals.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties. The goal of our exploration program is to determine if selected exploration targets warrant follow-up work through compilation leading to either a geophysical survey and/or soil sampling survey. If these techniques produce favorable indications, then exploration drilling will be conducted, the scope of which is dependent upon the available budget.

We do not claim to have any minerals or reserves whatsoever at this time on any of our claims. We intend to implement an exploration program and to proceed in the following two phases:

Phase I will involve staking of open ground surrounding Hound Dog Hill, VOL and Panorama claim target areas. We will then initiate drilling for soil sample areas of potential interest. We will then drill 8 angle holes 300 feet long across mineralized fault zones. Samples will be assayed for gold, silver, arsenic, mercury, bismuth, and copper on 5 foot intervals. The cost of Phase I will is estimated to be $60,000 and will take approximately two months to complete.

Upon completion of Phase I, we will determine the cost effectiveness of proceeding to Phase II. In making this determination, we will undertake to have our data from Phase I independently verified for accuracy by an independent registered engineer to confirm the existence of mineral deposits. In addition, we will make investigations into whether a buyer or a market exists for our mineral products and analyze whether the minerals can be extracted by us for a profit.

Phase I would be considered successful if assay results provide sufficient justification to develop drill targets. These drill targets could be areas of elevated gold and/or silver values. Success in the planned Phase I shallow drilling program would be demonstrated by the intersection of anomalous precious metal assays from the targeted areas along the known precious metal structures in the claims. Silver assays of 100 parts per million or greater and/or gold assays of 1.0 parts per million or greater over a five foot drill hole interval would be considered elevated. These same assay values from surface rock chip samples would be considered elevated.

Phase II will consist of drilling of 9 angle holes averaging 300 feet across to determine the extent, depth and dip of ore discovered in Phase I. It is anticipated that Phase II will cost $60,000 and will also take approximately two months to complete. Phase Two would be considered successful if the planned drilling intersected economic precious metal values with a minimum equivalent value of 0.10 ounces per ton gold over a ten foot interval in at least one of the drill holes in the program.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production point in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Before any type of mineral exploration or land disturbance occurs on the leased claims or on existing roads leading to the leased claims, we must submit to the overseeing federal agency a "Notice of Intent" describing the nature of the proposed work, the duration of the work, the estimated amount of land disturbance, the type of equipment to be used and a reclamation plan. Then a field examination will be conducted by federal agency personnel, including examination by wildlife, water, archaeological specialists. Once the federal agency is satisfied that all disturbances will be minimal and any other concerns are mitigated, a reclamation bond must be filed before receiving approval to conduct the work program.

The initial drill program outlined in Phase I will be conducted on Bureau of Land Management lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $5000.00. The water permit and fee is included in the reclamation cost which is estimated to be $1000.00.

The estimate for Phase II reclamation and bonding is based on the assumption that we have completed the Phase I reclamation and that the $5000.00 Phase I bond is still in place. Based upon this assumption, it is estimated that an additional bond of $5,000.00 would be required for Phase II for a total bonding requirement of $10,000.00.

We would be subjected to the B.L.M. rules and regulations governing mining on federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Bream anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Bream will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. England.

Employees and Employment Agreements

At present, we have no employees, other than Mr. England, our president and sole director who has received no compensation for his services. Mr. England does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We are a start-up, pre-exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are a pre-exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on March 9, 2001

We just recently acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $5,000 for a mining lease. As of March 31, 2002 we have experienced operating losses of $45,197 for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees. By a lease agreement dated April 9, 2001 and subsequently amended on April 9, 2002, we acquired our interest in lode mineral claims. We paid an advance minimum royalty of $5,000 upon execution of the lease on April 9, 2001 and $1,500 on April 9, 2002. Our next lease payment due is $6,000 on October 9, 2002. We currently do not have sufficient funds to make our next lease payment. If we are unable to make our next lease payment, we will have to renegotiate the lease.

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on March 9, 2001 to March 31, 2001 was $12,500 as a result of proceeds received from our president and sole director. On April 18, 2001 we received additional cash financing of $12,500 as a result of proceeds received from Shane Barber and Brent Forgeron. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing this offering.

Bream's plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program. We can commence Phase I assuming at least 50% of the offering is sold. However, the total cost of Phase I is estimated to be $60,000.00 and therefore can not be completed unless approximately 90% the offering is sold. We have no plan to engage in any alternative business if Bream ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

Phase I will involve staking of open ground at a cost of $5,000. Filing fees are anticipated to be $7,000. We will then initiate drilling for soil sample areas of potential interest including 8 angle holes 300 feet long across the suspected areas that indicate the presence of ore. Drilling and assaying costs are expected to be approximately $34,000. Samples will be assayed for gold, silver, arsenic, mercury, bismuth, and copper on 5 foot intervals. The cost of permitting and geological analysis is estimated to be $7,000. In addition, we anticipate incurring costs of $1,000 for soil and rock sampling and $2,000 for data compilation fees. The total cost of Phase I will is estimated to be $60,000 and will take approximately two months to complete.

Upon completion of Phase I, we will determine the cost effectiveness of proceeding to Phase II. We will undertake to have our data from Phase I independently verified for accuracy by an independent registered engineer to confirm the existence of mineral deposits. In addition, we will make investigations into whether a buyer or a market exists for our mineral products and analyze whether the minerals can be extracted by us for a profit.

If all the shares in this offering are sold, it will only be adequate to finance Phase I. Assuming we decide to proceed with Phase II, we will be required to obtain additional financing. Phase II will consist of more extensive drilling of 9 angle holes averaging 300 feet across to determine the extent, depth and dip of ore discovered in Phase I. We anticipate incurring costs of $39,000 for drilling and assaying in addition to $6,000 for drill site construction in Phase
II. We will also incur costs of $10,000 for a geologist $5,000 for permitting and reclamation. It is anticipated that the total cost of Phase II will be $60,000. Phase II will take approximately two months to complete.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of September 30, 2001 we had sustained operating losses of $39,256.

We will be required to sell at least 50% of this offering before commencing Phase I of our planned exploration program. In addition, unless more than 90% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in this offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise an additional $60,000.00.

According to the terms or our mining lease, as amended, we are obligated by April 9, 2003 to pay a minimum royalty of $10,000. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet this obligation. Accordingly, the proceeds from this offering if, any, will only be sufficient to sustain our operations for a period of six months while we proceed with Phase I.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - 99.1

     (b)  Reports  on Form 8-K - NONE




                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BREAM VENTURES, INC.

Dated: November 15  , 2002
/s/ Anthony England
Anthony England
Chief Executive Officer

                                 CERTIFICATIONS*


I, Anthony England, certify that;

     1. I have reviewed this quarterly report on Form10-KSB of Bream Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002
/s/Anthony England
Anthony England
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Anthony England, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Bream Ventures, Inc. for the quarterly period ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc. By: /s/Anthony England Anthony England Chief Executive Officer & Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Bream Ventures, Inc.

We have audited the accompanying balance sheet of Bream Ventures, Inc. (A Pre-exploration Stage Company) as of December 31, 2001 and the statements of operations, stockholders' equity and cash flows for the period March 9, 2001 (Date of Incorporation) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bream Ventures, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the period from March 9, 2001 (Date of Incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
March 15, 2002, except Note 7 (ii), which is as of
 April 9, 2002
"AMISANO HANSON"
 Chartered Accountants


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                                  BALANCE SHEET
                                December 31, 2001
                             (Stated in US Dollars)


                                                     ASSETS
                                                                                                      2001
Current
   Cash                                                                                          $           392
   Accounts receivable                                                                                       110

                                                                                                 $           502


                                                   LIABILITIES
Current
   Accounts payable                                                                              $        16,032


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      2,500,000 shares outstanding                                                                         2,500
Paid in capital                                                                                           22,500
Deficit accumulated during the pre-exploration stage                                                (     40,530)

                                                                                                    (     15,530)

                                                                                                 $           502

Nature and Continuance of Operations - Note 1
Commitments - Note 3
Subsequent Events - Note 7




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
    for the period March 9, 2001 (Date of Incorporation) to December 31, 2001
                             (Stated in US Dollars)
                              --------------------


                                                                                                 March 9, 2001
                                                                                                (Date of Incor-
                                                                                                  poration) to
                                                                                                  December 31,
                                                                                                      2001
Expenses
   Bank charges                                                                                 $            114
   Management fees                                                                                         5,000
   Professional fees                                                                                      25,212
   Mineral property costs                                                                                  5,860
   Transfer agent fees                                                                                     1,205
   Filing fees                                                                                             2,217
   Incorporation costs                                                                                       870
   Office supplies                                                                                            52

Net loss for the period                                                                         $         40,530

Basic loss per share                                                                            $          0.02

Weighted average number of shares outstanding                                                          2,268,519




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
    for the period March 9, 2001 (Date of Incorporation) to December 31, 2001
                             (Stated in US Dollars)
                              --------------------


                                                                                                 March 9, 2001
                                                                                                (Date of Incor-
                                                                                                  poration) to
                                                                                                  December 31,
                                                                                                      2001
Cash Flows from Operating Activities
   Net loss for the period                                                                      $  (      40,530)

   Changes in non-cash working capital items related to
    operations
     Accounts receivable                                                                           (         110)
     Accounts payable                                                                                     16,032

                                                                                                   (      24,608)

Cash Flows from Financing Activity
   Capital stock subscribed                                                                               25,000

Increase in cash during the period                                                                           392

Cash, beginning of the period                                                                                  -

Cash, end of the period                                                                         $            392

Supplementary disclosure of cash flow information Cash paid for:
   Interest                                                                                     $              -

   Income Taxes                                                                                 $              -




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (DEFICIENCY) for the period March 9, 2001 (Date
                     of Incorporation) to December 31, 2001
                             (Stated in US Dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                                 -------------
                                            Number         Par Value        Capital           Stage             Total

Capital stock issued for cash
                      - at $0.01             2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period                              -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000  $        2,500  $       22,500  $  (    40,530)    $  (    15,530)


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             NOTES TO THE FINANCIAL
                STATEMENTS for the period March 9, 2001 (Date of
                       Incorporation) to December 31, 2001
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              The company is in the pre-exploration stage. The company has entered into a lease agreement to explore and mine a property located in the state of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on a going concern basis. The company has a working capital deficiency of $15,530 and has accumulated a deficit of $40,530 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The company was incorporated in Nevada on March 9, 2001 and its fiscal year end is December 31, 2001.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Pre-exploration Stage Company

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Lease

              Costs of lease acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

              Income Taxes

     The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

              Basic Loss Per Share

              The company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

              Fair Value of Financial Instrument

              The carrying value of accounts receivable, accounts payable and bank indebtedness approximates fair value because of the short maturity of these instruments.

Note 3        Mineral Lease - Note 7
              -------------

              By a lease agreement dated April 9, 2001 the company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 15 years renewable for another 15 years so long as conditions of the lease are met. Minimum royalty payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $10,000 on April 9, 2002;
-        $10,000 on April 9, 2003
-        $10,000 on April 9, 2004
-        $50,000 on April 9, 2005 and every April 9 thereafter

Note 3        Mineral Lease - (cont'd)
              -------------

              The Company can reduce the net smelter return royalty to 0.75% by payment of a buy-out price of $3,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

              Performance Commitment:

              In the event that the Company terminates the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

Note 4        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the company's deferred tax assets:

                                                                                                    Total
             Deferred Tax Assets
             Non-capital loss carryforward                                                   $        6,080
             Less valuation allowance                                                           (     6,080)

                                                                                             $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5        Income Taxes

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2001 the company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $40,530, the benefit of which has not been recorded in the financial statements.

Note 6        New Accounting Standard

              In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 7        Subsequent Events

(i) On January 29, 2002, the Company filed a prospectus with the Securities and Exchange Commission on Form SB-2 for the sale and issue of up to 1,800,000 common shares at $0.05 per share. This prospectus is subject to regulatory approval.
(ii) On April 9, 2002, the Company entered into an extension agreement for the Panorama Mineral Property which the lease term was amended to a 20 year term with automatic extensions as long as the conditions of the lease are met and the minimum advance royalty was amended as follows:

                  Minimum Advance Royalty Payments:
-        $5,000 upon execution (paid);
- $1,500 on April 9, 2002 (paid subsequent to December 31, 2001); - $6,000 on October 9, 2002; - $10,000 on April 9, 2003; - $20,000 on April 9, 2004; and -
$50,000 on April 9, 2005 and every April 9 thereafter.

                  All other terms of the lease remain the same.