Form 10QSB
period 2002-03-30
BREAM VENTURES INC
filed 2002-11-20
CIK 1137143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002


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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2002 was 2,500,000 common shares.

PART ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended March 31, 2002 are attached hereto.

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

To meet our need for cash we are attempting to raise money from our offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of September 30, 2002 we had sustained operating losses of $66,977. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. At September 30, 2002, the $54,500 had been received and recorded as stock subscriptions.


We will be required to sell at least 50% of our offering before commencing Phase I of our planned exploration program. In addition, unless more than 90% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in this offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise an additional $60,000.00.

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

                              BREAM VENTURES, INC.

Dated: November 15, 2002
/s/ Anthony England
Anthony England
Chief Executive Officer

                                 CERTIFICATIONS*


I, Anthony England, certify that;

     1. I have reviewed this quarterly report on Form10-QSB of Bream Ventures, Inc.;

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

Date:

/s/ Anthony England
Anthony England
Chief Executive Officer

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


I, Anthony England, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc.
By:
/s/Anthony England
Anthony England
Chief Executive Officer &
Chief Financial Officer
Date: November 15, 2002


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                    ASSETS                      March 31,         December 31,
                                                    ------
                                                                                   2002               2001
                                                                                   ----               ----
Current
   Cash                                                                      $         2,081     $           392
   Accounts receivable                                                                     -                 110

                                                                             $         2,081     $           502


                                                   LIABILITIES
Current
   Accounts payable                                                          $        17,278     $        16,032
   Due to related party                                                                5,000                   -

                                                                                      22,278              16,032


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      2,500,000 shares outstanding                                                     2,500               2,500
Paid in capital                                                                       22,500              22,500
Deficit accumulated during the pre-exploration stage                            (     45,197)       (     40,530)

                                                                                (     20,197)       (     15,530)

                                                                             $         2,081     $           502




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
                        for the three months ended March
                 31, 2002 and for the period March 9, 2001 (Date
                   of Incorporation) to March 31, 2001 for the
                 period March 9, 2001 (Date of Incorporation) to
                                 March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               March 9, 2001       March 9, 2001
                                                             Three months     (Date of Incor-     (Date of Incor-
                                                                ended           poration) to       poration) to
                                                              March 31,          March 31,           March 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----

Expenses
   Bank charges                                            $             37   $             33   $            151
   Filing fees                                                          320                  -              2,537
   Incorporation costs                                                    -                870                870
   Management fees                                                        -              2,500              5,000
   Mineral property costs                                                 -                  -              5,860
   Office and miscellaneous                                             100                  -                152
   Professional fees                                                  4,210              1,500             29,422
   Transfer agent fees                                                    -                  -              1,205

Net loss for the period                                    $          4,667   $          4,903   $         45,197

Loss per share                                             $           0.00   $           0.01

Weighted average number of shares outstanding                     2,500,000            852,273





                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                        for the three months ended March
                 31, 2002 and for the period March 9, 2001 (Date
                   of Incorporation) to March 31, 2001 for the
                 period March 9, 2001 (Date of Incorporation) to
                                 March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               March 9, 2001       March 9, 2001
                                                             Three months     (Date of Incor-     (Date of Incor-
                                                                ended           poration) to       poration) to
                                                              March 31,          March 31,           March 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       4,667)   $ (       4,903)   $ (      45,197)

   Changes in non-cash working capital balances
    related to operations
     Accounts receivable                                                110      (          30)                 -
     Prepaid expenses                                                     -      (       5,000)                 -
     Accounts payable                                                 1,246              1,500             17,278

                                                              (       3,311)     (       8,433)     (      27,919)

Cash Flows from Financing Activities
   Capital stock subscribed                                               -             12,500             25,000
   Advances from shareholder                                          5,000                  -              5,000

                                                                      5,000             12,500             30,000

Increase in cash during the period                                    1,689              4,067              2,081

Cash, beginning of the period                                           392                  -                  -

Cash, end of the period                                     $         2,081    $         4,067    $         2,081

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                               $             -    $             -    $             -

     Income taxes                                           $             -    $             -    $             -




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (DEFICIENCY) for the period March 9, 2001 (Date
                       of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total
                                                           ---------        -------           -----             -----

Capital stock for cash    - at $0.01         1,250,000  $        1,250  $       11,250  $            -     $       12,500

Net loss for the period ended
 December 31, 2001                                   -               -               -     (    35,627)       (    35,627)

Balance, as at December 31, 2001             2,500,000  $        2,500  $       22,500  $  (    40,530)    $  (    15,530)

Net loss for the period ended
 March 31, 2002                                      -               -               -     (     4,667)       (     4,667)

Balance, as at March 31, 2002                2,500,000  $        2,500  $       22,500  $  (    45,197)    $  (    20,197)



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2002
                             (Stated in US Dollars)

Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note 2        Commitment

              By a lease agreement dated April 9, 2001 and subsequently amended April 9, 2002, the company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. Minimum royalty payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
- $1,500 on April 9, 2002 (paid subsequent to March 31, 2002); - $6,000 on October 9, 2002; - $10,000 on April 9, 2003 - $10,000 on April 9, 2004 - $50,000
on April 9, 2005 and every April 9 thereafter

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

Note 3        Common Stock

              Commitment:

              The company has filed a SB-2 registration statement, which includes an initial public offering of 1,800,000 common shares at $0.05 per share. This offering is subject to regulatory approval and will remain open for up to 90 days from the effective date of offering.