Form 10QSB
period 2002-06-30
BREAM VENTURES INC
filed 2002-11-20
CIK 1137143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002


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





                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                 June 30,         December 31,
                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $           668     $           392
   Accounts receivable                                                                     -                 110

                                                                             $           668     $           502


                                                   LIABILITIES
Current
   Accounts payable                                                          $        19,882     $        16,032
   Due to shareholder                                                                  6,000                   -

                                                                                      25,882              16,032


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 3
    100,000,000 shares authorized
      2,500,000 shares outstanding                                                     2,500               2,500
Paid-in capital                                                                       22,500              22,500

                                                                                      25,000              25,000
Deficit accumulated during the pre-exploration stage                            (     50,214)       (     40,330)

                                                                                (     25,214)       (     15,530)

                                                                             $           668     $           502




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended June 30, 2002 and 2001,
                 for the six months ended June 30, 2002, and for
                the period March 9, 2001 (Date of Incorporation)
                to June 30, 2001 and for the period March 9, 2001
                    (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                          March 9, 2001     March 9, 2001
                                                                                         (Date of Incor-   (Date of Incor-
                                                                          Six months
                                                                        ended June 30,
                                           Three months ended                              poration) to     poration) to
                                                June 30,                                     June 30,         June 30,
                                         2002              2001              2002              2001             2002
                                         ----              ----              ----              ----             ----
Expenses
   Bank charges                     $            41  $            44   $            78   $            77      $        192
   Filing fees                                    -               85               320                85             2,537
   Incorporation costs                            -                -                 -                 -               870
   Management fees                                -            2,500                 -             5,000             5,000
   Office and miscellaneous                       -                -               100                 -               152
   Professional fees                          2,520            1,000             6,729             3,370            31,941
   Transfer agent fees                            -            1,200                 -             1,200             1,205

Loss before other item                 (      2,561)    (      4,829)     (      7,227)     (      9,732)       (   41,897)
Other item
   Mineral property expenses           (      2,457)    (      5,000)     (      2,457)     (      5,000)       (    8,317)

Net loss for the period             $  (      5,018) $  (      9,829)  $  (      9,684)  $  (     14,732)     $ (   50,214)

Loss per share                      $  (          0.0$) (          0.01$  (          0.01$  (          0.01)

Weighted average number
 of shares outstanding                    2,500,000        2,083,333         2,500,000         2,083,333




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                          for the six months ended June
                 30, 2002, for the period March 9, 2001 (Date of
                         Incorporation) to June 30, 2001
    and for the period March 9, 2001 (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                             March 9,2001         March 9, 2001
                                                                           (Date of Incor-       (Date of Incor-
                                                      Six months ended       poration) to         poration) to
                                                          June 30,             June 30,             June 30,
                                                            2002                 2001                 2002
                                                            ----                 ----                 ----
Cash Flows used in Operating Activities
   Net loss for the period                             $ (       9,684)     $ (      14,732)     $ (      50,214)
   Changes in non-cash working capital
    items related to operations
     Accounts receivable                                           110        (          30)                   -
     Prepaid expenses                                                -        (      10,000)                   -
     Accounts payable                                            3,850                1,500               19,882

                                                         (       5,724)       (      23,262)       (      30,332)

Cash Flows from Financing Activities
   Capital stock subscribed                                          -               25,000               25,000
   Advances from shareholder                                     6,000                    -                6,000

                                                                 6,000               25,000               31,000

Increase in cash during the period                                 276                1,738                  668

Cash, beginning of the period                                      392                    -                    -

Cash, end of the period                                $           668      $         1,738      $           668

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                          $             -      $             -      $             -

     Income taxes                                      $             -      $             -      $             -




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY for the period May 24, 2000 (Date of
                         Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total
                                                           ---------        -------           -----             -----

Capital stock for cash    - at $0.01         2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period                              -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000  $        2,500  $       22,500  $  (    40,530)    $  (    15,530)

Net loss for the period                              -               -               -     (     9,684)       (     9,684)

Balance, as at June 30, 2002                 2,500,000  $        2,500  $       22,500  $  (    50,214)    $  (    25,214)


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim three and six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has a working capital deficiency of $25,214, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $50,214 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

              Exploration Lease

                  By a lease agreement dated April 9, 2001 and subsequently amended April 9, 2002, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. Minimum royalty payments and performance commitments are as follows:

              -----------

              Exploration Lease - (cont'd)

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $1,500 on April 9, 2002 (paid);
-        $6,000 on October 9, 2002;
-        $10,000 on April 9, 2003
-        $10,000 on April 9, 2004
-        $50,000 on April 9, 2005 and every April 9 thereafter

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

              Capital Stock

              The Company has filed a SB-2 registration statement, which includes an initial public offering of up to 1,800,000 common shares at $0.05 per share. The offering is subject to regulatory approval. Subsequent to June 30, 2002, the Company received $29,500 for share subscriptions of 590,000 common shares.