Form 10QSB
period 2002-09-30
BREAM VENTURES INC
filed 2002-11-20
CIK 1137143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002


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

OVERVIEW

History And Organization

Bream Ventures, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on March 9, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholders of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of our offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

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

Our business activities to date have been restricted to obtaining a report from our mining engineer, Edward P. Jucevic and preparing our offering. Mr. Jucevic's report details the geological and mining history of the claims leased by Bream, including the land status, climate, geology and mineralization. Mr. Jucevic believes that based upon previous mining activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations.

The property leased by Bream covers lands credited with sporadic, but high grade gold, silver, and minor mercury production dating to the early 1900's. The claims cover three discrete gold-bearing areas, none of which has been thoroughly evaluated. Four neighboring unevaluated targets within the leased claims are recommended for acquisition by staking. Mr. Jucevic believes that precious metal mineralization is hosted in several areas within the claims. There is a reasonable potential that additional exploration and drilling will outline important mineral reserves. A two phase exploration and drilling program has been proposed. Phase 1, including a recommendation to stake four neighboring targets, with estimated costs of $60,000, followed by a Phase 2 with estimated costs of $60,000. The purpose of our offering is to finance the implementation of Phase I.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Bream will consider hiring technical consultants as funds from our offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. England.

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

To meet our need for cash we are attempting to raise money from our offering. There is no assurance that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from our offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on March 9, 2001 to March 31, 2001 was $12,500 as a result of proceeds received from our president and sole director. On April 18, 2001 we received additional cash financing of $12,500 as a result of proceeds received from Shane Barber and Brent Forgeron. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing our offering.

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

If all the shares in our offering are sold, it will only be adequate to finance Phase I. Assuming we decide to proceed with Phase II, we will be required to obtain additional financing. Phase II will consist of more extensive drilling of 9 angle holes averaging 300 feet across to determine the extent, depth and dip of ore discovered in Phase I. We anticipate incurring costs of $39,000 for drilling and assaying in addition to $6,000 for drill site construction in Phase
II. We will also incur costs of $10,000 for a geologist $5,000 for permitting and reclamation. It is anticipated that the total cost of Phase II will be $60,000. Phase II will take approximately two months to complete.

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


We will be required to sell at least 50% of our offering before commencing Phase I of our planned exploration program. In addition, unless more than 90% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in our offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise an additional $60,000.00.

According to the terms or our mining lease, as amended, we are obligated by April 9, 2003 to pay a minimum royalty of $10,000. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet this obligation. Accordingly, the proceeds from our offering if, any, will only be sufficient to sustain our operations for a period of six months while we proceed with Phase I.

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


I, Anthony England, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc.
By:
/s/Anthony England
Anthony England
Chief Executive Officer &
Chief Financial Officer
Date: November 15, 2002




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)          (Audited)
                                                                              September 30,       December 31,
                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $        22,526     $           392
   Accounts receivable                                                                     -                 110

                                                                             $        22,526     $           502


                                                   LIABILITIES
Current
   Accounts payable                                                          $        10,003     $        16,032


                                         STOCKHOLDERS' EQUITY DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 3
    100,000,000 shares authorized
      2,500,000 shares outstanding                                                     2,500               2,500
Paid-in capital                                                                       22,500              22,500
Stock subscriptions - Note 4                                                          54,500                   -

                                                                                      79,500              25,000
Deficit accumulated during the pre-exploration stage                            (     66,977)       (     40,530)

                                                                                      12,523        (     15,530)

                                                                             $        22,526     $           502




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
             for the three months ended September 30, 2002 and 2001
                          and for the nine months ended
               September 30, 2002 and for the period March 9, 2001
             (Date of Incorporation) to September 30, 2002 and 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                          March 9, 2001      March 9, 2001
                                                                         Nine months     (Date of Incor-    (Date of Incor-
                                          Three months ended                ended          poration) to      poration) to
                                             September30,               September 30,     September 30,      September 30,
                                        2002              2001              2002               2001              2002
                                        ----              ----              ----               ----              ----
Expenses
  Bank charges                     $            46  $            74   $           124    $           151      $        238
  Filing fees                                    -            2,132               320              2,217             2,537
  Incorporation costs                            -                -                 -                  -               870
  Management fees                           10,000                -            10,000              5,000            15,000
  Mineral property expenses                      -            1,397             2,457              6,397             8,317
  Office and miscellaneous                     103                -               203                  -               255
  Professional fees                          6,614           20,917            13,343             24,287            38,555
  Transfer agent fees                            -                4                 -              1,204             1,205

Net loss for the period            $  (     16,763) $  (     24,524)  $  (     26,447)   $  (     39,256)     $ (   66,977)

Loss per share                     $  (      0.01)  $  (      0.01)   $  (      0.01)    $  (      0.01)

Weighted average number
 of shares outstanding                   2,500,000        2,500,000         2,500,000          2,377,049



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                  for the nine months ended September 30, 2002,
 and for the period March 9, 2001 (Date of Incorporation) to September 30, 2002 and 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                             March 9,2001         March 9, 2001
                                                        Nine months        (Date of Incor-       (Date of Incor-
                                                           ended             poration) to         poration) to
                                                       September 30,        September 30,         September 30,
                                                            2002                 2001                 2002
                                                            ----                 ----                 ----
Cash Flows used in Operating Activities
   Net loss for the period                             $ (      26,447)     $ (      39,256)     $ (      66,977)
   Changes in non-cash working capital
    items related to operations
     Accounts receivable                                           110        (         111)                   -
     Accounts payable                                    (       6,029)              13,569               10,003

                                                         (      32,366)       (      25,798)       (      56,974)

Cash Flows from Financing Activities
   Capital stock issued                                              -               25,000               25,000
   Capital stock subscribed                                     54,500                    -               54,500

                                                                54,500               25,000               79,500

Increase (decrease) in cash during the period                   22,134        (         798)              22,526

Cash, beginning of the period                                      392                    -                    -

Cash (bank indebtedness), end of the period            $        22,526      $ (         798)     $        22,526

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                          $             -      $             -      $             -

     Income taxes                                      $             -      $             -      $             -




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period March 9, 2001 (Date of
                      Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                      Additional                         During the
                                          Common Shares                 Paid-in           Stock        Pre-exploration
                                -----------------------------------
                                      Number          Par Value         Capital       Subscriptions         Stage            Total

Capital stock for cash at $0.01       2,500,000   $         2,500 $         22,500  $              - $              -  $   25,000

Net loss for the period                        -                  -               -                 -    (      40,530)    (40,530)

Balance,  as  at  December  31,        2,500,000              2,500          22,500                 -    (      40,530)    (15,530)
2001

Net loss for the period                        -                  -               -                 -    (      26,447)    (26,447)
Stock subscriptions received                   -                  -               -            54,500                -      54,500

Balance,  as at  September  30,        2,500,000   $         2,500 $         22,500  $         54,500 $  (      66,977) $   12,523
2002



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $66,977 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

              Exploration Lease

                  By a lease agreement dated April 9, 2001 and subsequently amended April 9, 2002 and September 25, 2002, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. Minimum royalty payments and performance commitments are as follows:

              -----------

              Exploration Lease - (cont'd)

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $1,500 on April 9, 2002 (paid);
-        $2,000 on October 9, 2002 (subsequently paid);
-        $4,000 on January 9, 2003
-        $10,000 on April 9, 2003
-        $10,000 on April 9, 2004
-        $50,000 on April 9, 2005 and every April 9 thereafter

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

Note 4        Subsequent Event

              Capital Stock

              On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. At September 30, 2002, the $54,500 had been received and recorded as stock subscriptions.