Form 10KSB
period 2002-12-31
BREAM VENTURES INC
filed 2003-04-15
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 2002

                          Commission File No. 001-31546


                              BREAM VENTURES, INC.
                 (Name of small business issuer in its charter)

   Nevada                                           98-0232018
(State or other jurisdiction of
Incorporation or Organization)     (I.R.S. Employer Identification Number)



                               522-625 Howe Street
                             Vancouver, B.C. V6C 276
                              Phone: (604) 209-4213
               (Address, including zip code and telephone number,
            including area code, of registrant's executive offices)

                  Securities registered under Section 12(b) of
                               the Exchange Act:
                                      none

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                                  Common Stock
                                (Title of class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes y No o

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


(Continued on Following Page)

       State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0.10

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 3,590,000 shares of the Company's common stock issued and outstanding.

         State the issuer's revenues for its most recent fiscal year:
 Net loss of $41,537

Documents Incorporated by Reference:

         None

This Form 10-KSB consists of

Exhibit Index is located at Page



                               TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                              BREAM VENTURES, INC.
                                                                                                                               Page
Facing Page
Index
PART I
Item 1.     Description of Business                                                                                              1
Item 2.     Description of Property                                                                                              8
Item 3.     Legal Proceedings                                                                                                    8
Item 4.     Submission of Matters to a Vote of Security Holders                                                                  8
PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                            8
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations                                8
Item 7.     Financial Statements                                                                                          F-1-F-10
Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure                                                 13
PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act     13
Item 10.    Executive Compensation                                                                                              14
Item 11.    Security Ownership of Certain Beneficial Owners and Management                                                      14
Item 12.    Certain Relationships and Related Transactions                                                                      14
PART IV
Item 13.    Exhibits and Reports on Form 8-K                                                                                    15
SIGNATURES                                                                                                                      16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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


ITEM 2. DESCRIPTION OF PROPERTY

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


ITEM 3. LEGAL PROCEEDINGS

       There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. The Company is applying to quote its securities on the Over-The-Counter Bulletin Board
(b)    Holders. There are 30 shareholders of our common stock.

(c) Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

From Inception on March 9, 2001

We just recently acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $5,000 for a mining lease. As of December 31, 2002 we have experienced operating losses of $82,607. for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees. By a lease agreement dated April 9, 2001 and subsequently amended on April 9, 2002, we acquired our interest in lode mineral claims. We paid an advance minimum royalty of $5,000 upon execution of the lease on April 9, 2001 and $1,500 on April 9, 2002. Our next lease payment due is $6,000 on October 9, 2002. We currently do not have sufficient funds to make our next lease payment. If we are unable to make our next lease payment, we will have to renegotiate the lease.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of September 30, 2002 we had sustained operating losses of $66,977. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. At September 30, 2002, the $54,500 had been received and recorded as stock subscriptions. As of December 31, 2002 we had incurred losses of $82,607.


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

ITEM 7. FINANCIAL STATEMENTS

                              BREAM VENTURES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                             PAGE
Independent Auditors' Report                                                                                                  F-2
Consolidated balance sheets as of December 31, 2002 and 2001                                                                  F-3
Consolidated statements of operations for the years ended December 31, 2001 and 2000                                          F-4
Consolidated statements of stockholders' deficit for the years ended December 31, 2001 and 2000                               F-5
Consolidated statements of cash flows for the years ended December 31, 2001 and 2000                                          F-6
Notes to consolidated financial statements                                                                                    F-7


                              BREAM VENTURES, INC.

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                             (Stated in US Dollars)

                         [LETTERHEAD OF AMISANO HANSON]

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Bream Ventures, Inc.

We have audited the accompanying balance sheets of Bream Ventures, Inc. (A Pre-exploration Stage Company) as of December 31, 2002 and 2001 and the statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002, the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and the period March 9, 2001 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bream Ventures, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended December 31, 2002, the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and the period from March 9, 2001 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                  "AMISANO HANSON"
March 13, 2003                                  Chartered Accountants




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                                  BALANCE SHEET
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                    ASSETS                         2002               2001
                                                    ------                         ----               ----
Current
   Cash                                                                      $           544     $           392
   Accounts receivable                                                                     -                 110

                                                                                         544                 502
Due from related party - Note 3                                                        3,000                   -

                                                                             $         3,544     $           502


                                                   LIABILITIES
Current
   Accounts payable                                                          $         6,111     $        16,032


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,590,000 (2001:  2,500,000) shares outstanding                                  3,590               2,500
Additional paid in capital                                                            75,910              22,500
Deficit accumulated during the pre-exploration stage                            (     82,067)       (     40,530)

                                                                                (      2,567)       (     15,530)

                                                                             $         3,544     $           502

Nature and Continuance of Operations - Note 1 Commitments - Note 4 Subsequent
Events - Note 3 and 4




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
                         for the year ended December 31,
                   2002, for the period March 9, 2001 (Date of
                       Incorporation) to December 31, 2001
  and for the period March 9, 2001 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                               March 9, 2001       March 9, 2001
                                                                              (Date of Incor-     (Date of Incor-
                                                              Year ended        poration) to       poration) to
                                                             December 31,       December 31,       December 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Expenses
   Bank charges                                            $            159   $            114   $            273
   Consulting fees - Note 4                                           5,000                  -              5,000
   Filing fees                                                          320              2,217              2,537
   Incorporation costs                                                    -                870                870
   Management fees                                                   10,500              5,000             15,500
   Mineral property costs                                             4,457              5,860             10,317
   Office supplies                                                      203                 52                255
   Professional fees                                                 20,004             25,212             45,216
   Transfer agent fees                                                  894              1,205              2,099

Net loss for the period                                    $  (      41,537)  $  (      40,530)  $  (      82,067)

Basic loss per share                                       $  (      0.02)    $  (       0.02)

Weighted average number of shares outstanding                     2,762,795          2,268,519




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                         for the year ended December 31,
                   2002, for the period March 9, 2001 (Date of
                     Incorporation) to December 31, 2001 and
    for the period March 9, 2001 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                               March 9, 2001       March 9, 2001
                                                                              (Date of Incor-     (Date of Incor-
                                                              Year ended        poration) to       poration) to
                                                             December 31,       December 31,       December 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Cash Flows from (used in) Operating Activities
   Net loss for the period                                 $  (      41,537)  $  (      40,530)  $  (      82,067)

   Changes in non-cash working capital balances
    related to operations
     Accounts receivable                                                110      (         110)                 -
     Accounts payable                                         (       9,921)            16,032              6,111

                                                              (      51,348)     (      24,608)     (      75,956)

Cash Flows from Financing Activity
   Capital stock issued                                              54,500             25,000             79,500

Cash Flows used in Investing Activity
   Due from related party                                     (       3,000)                 -      (       3,000)

Increase in cash during the period                                      152                392                544

Cash, beginning of the period                                           392                  -                  -

Cash, end of the period                                    $            544   $            392   $            544

Supplementary disclosure of cash flow information:
  Cash paid for:
   Interest                                                $             -    $             -    $             -

   Income Taxes                                            $             -    $             -    $             -



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period March 9, 2001 (Date of
                       Incorporation) to December 31, 2002
                             (Stated in US Dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                                 -------------
                                            Number         Par Value        Capital           Stage             Total

Capital stock issued for cash
                      - at $0.01             2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period                              -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000           2,500          22,500     (    40,530)       (    15,530)

Capital stock issued for cash
                      - at $0.05             1,090,000           1,090          53,410               -             54,500

Net loss for the year                                -               -               -     (    41,537)       (    41,537)

Balance, as at December 31, 2002             3,590,000  $        3,590  $       75,910  $  (    82,067)    $  (     2,567)



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


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

              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $5,567, and has accumulated a deficit of $82,067 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company was incorporated in the State of Nevada, United States of America on March 9, 2001.

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

Environmental Costs
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

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

              Fair Value of Financial Instrument

              The carrying value of cash, accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments. The carrying value of due from related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards
              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Due from Related Party

              The amount due from related party is unsecured, non-interest bearing and has no specific terms for repayment. Subsequent to December 31, 2002, $1,500 was repaid.

Note 4        Commitments

              a)  Exploration Lease

                    By a lease agreement dated March 9, 2001 (effective April 9,
                    2001) and amended April 9, 2002 and September 25, 2002, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. Subsequent to December 31, 2002, the minimum royalty payments and performance commitments were amended as follows:

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $1,500 on April 9, 2002 (paid);
-        $2,000 on October 9, 2002 (paid);
- $1,500 on January 9, 2003 (subsequently paid); - $14,000 on April 9, 2003; - $20,000 on April 9, 2004; and - $50,000 on April 9, 2005 and every April 9 thereafter.

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

              -----------

              b)  Consulting Agreement

                    Pursuant to an agreement dated October 25, 2002, the Company engaged GID Financial Solutions, Inc., a Nevada Corporation, to assist the Company to have its stock quoted for public trading on the OTC Bulletin Board service or some other comparable quotation system. The Company will pay $17,500 as follows:

                    -    $5,000 upon execution of the agreement (paid); and
- $12,500 within five days after a Form 211 filing is deemed cleared by the NASDR OTC Compliance examiner.

Note 5        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                                    Total
             Deferred Tax Assets
               Non-capital loss carryforward                                                   $       13,017
             Less valuation allowance                                                             (    13,017)

                                                                                               $            -


The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $82,067, the benefit of which has not been recorded in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
CCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

       The Directors and Officers of the Company as of the date of this report are as follows:

Name                      Age                      Position

Anthony England               Director


       All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

       There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.


       (b) Resumes

Mr. England has been the President, Secretary-Treasurer and Director since our company's inception on March 9, 2001. He is also currently employed by Frontline Enterprises, Inc., a construction company that specializes in demolition, where he has been a manager and a part owner since July 30, 2001. Mr. England was employed as the president of Georgia West Management, an investor relations firm, from October 1999 through March 2001. Prior to that he was employed as the investor relations officer of Fleming Financial Corporation, an investor relations firm for small public companies, from February 1995 through October 1999. Between December 1994 and February 1995 he was employed as the investor relations officer of Urban Resource, Inc. Mr. England is expected to hold his position with our company until the next annual meeting of shareholders and devote approximately 15 to 20 hours per week to the Bream.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

       The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                                 Awards
                                           Annual Compensation
                                                                                       Securities      Payouts
                                                                                       Underlying
                                                                                        Options/
                                                                                          SARs
                                                                                          (#)
                                                            Other     Restricted                                    All
                                                            Annual       Stock                                     Other
                                                         Compensation  Award(s)                                 Compensation
                                                             ($)          ($)                                       ($)
Name and Principal            Year  Salary     Bonus                                                     LTIP
Position                              ($)       ($)                                                    Payouts
                                                                                                         ($)
Anthony England              2002   0   0      0        0             0               0                0       0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(16)     and (b) Security Ownership of Certain Beneficial Owners and Management.

       The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Title of     Name and Address of Beneficial Owner       Amount and   Percent of
  Class                                                  Nature of       Class
                                                         Beneficial
                                                         Ownership
Common  Anthony England                                  1,250,000     34.81%
        5277 Marine Drive,
        West Vancouver, B.C.

        Brent Forgeron                                      625,000    14.53%
        424 Eastcot Road,
        West Vancouver, B.C.

        Shane Barber                                        625,000    14.53%
        536 Ballantree Place,
        West Vancouver, B.C.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the organization of Bream, Anthony England, the founding shareholder, President, Secretary-Treasurer and Director of our company, has paid $12,500.00 cash to purchase 1,250,000 shares of common stock on March 16, 2001. Brent Forgeron paid $6,250.00 cash to purchase 625,000 shares of common stock on April 18, 2001. Shane Barber paid $6,250.00 cash to purchase 625,000 shares of common stock on April 18, 2001.

Bream presently has no office facilities but for the time being will use as its business address the office of Mr. England on a rent free basis, until such time as the business operations of our company may require more extensive facilities and our company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to our company on such a basis for any specific length of time.

We have no formal written employment agreement or other contracts with our officer, and there is no assurance that the services to be provided and facilities to be provided by Mr. England, will be available for any specific length of time in the future. Mr. England anticipates initially devoting up to approximately 15 to 20 hours per week of his time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, Mr. England is prepared to devote more time to our company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our company would be determined if and when such arrangements become necessary.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**




*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on June 25, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on June 25,, 2001 and are incorporated by reference herein.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

                        Bream Ventures, Inc.
                            (Registrant)
 By:                    /s/  Anthony England
                           Dallas Robinsoin


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003, 2002.

 /s/   Anthony England
     Anthony England, Director

                               BREAM VENTURS, INC.

       Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2002

EXHIBITS

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**



*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

                                 CERTIFICATIONS*
I, Anthony England, certify that:
1. I have reviewed this annual report on Form 10-KSB of  Bream Ventures, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The
registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:April 14, 2003
Anthony England
/s/Anthony England, CEO and Principal Financial
Officer * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.