Form 10QSB
period 2003-03-31
BREAM VENTURES INC
filed 2003-09-17
CIK 1137143

Microsoft Word 10.0.2627;SEE ACCOMPANYING NOTES

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

                              Bream Ventures, Inc.

        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0232018

                        (IRS Employer Identification No.)

                              Bream Ventures, Inc.
                               522-625 Howe Street
                             Vancouver, B.C. V6C 276
                              Phone: (604) 209-4213

                    (Address of principal executive offices)

                                      None

          (Former name or former address, if changed since last report)

                                     V6C 276
                                   (Zip Code)

                                 (604) 209-4213
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2003 was 2,500,000 common shares.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of March 31, 2003 we had sustained operating losses of $66,977. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. At March 31, 2003, the $54,500 had been received and recorded as stock subscriptions.

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

TEM 3. CONTROLS AND PROCEDURES

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

Dated: June 18, 2003




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

Date: June 18, 2003





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

I, Anthony England, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc. By:




/s/Anthony England
Anthony England
Chief Executive Officer &
Chief Financial Officer
Date: June 18, 2003




























                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)          (Audited)
                                                                                March 31,         December 31,
                                                    ASSETS                         2003               2002
                                                    ------                         ----               ----
Current
   Cash                                                                      $             -     $           544

                                                                                           -                 544
Due from related party                                                                 1,500               3,000

                                                                             $         1,500     $         3,544


                                                   LIABILITIES
Current
   Accounts payable                                                          $         8,957     $         6,111


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,590,000 (December 31, 2001:  3,590,000) shares outstanding                     3,590               3,590
Additional paid in capital                                                            75,910              75,910
Deficit accumulated during the pre-exploration stage                            (     86,957)       (     82,067)

                                                                                (      7,457)       (      2,567)

                                                                             $         1,500     $         3,544



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                      for the three months ended March 31,
                2003 and 2002 for the period March 9, 2001 (Date
                       of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                   March 9, 2001
                                                                                                  (Date of Incor-
                                                                   Three months ended              poration) to
                                                                        March 31,                    March 31,
                                                                 2003               2002               2003
                                                                 ----               ----               ----

Expenses
   Accounting, audit and legal                            $           3,344  $           4,210  $          48,560
   Bank charges                                                          46                 37                319
   Consulting fees                                                        -                  -              5,000
   Filing fees                                                            -                320              2,537
   Incorporation costs                                                    -                  -                870
   Management fees                                                        -                  -             15,500
   Mineral property costs                                             1,500                  -             11,817
   Office and miscellaneous                                               -                100                255
   Transfer agent fees                                                    -                  -              2,099

Net loss for the period                                    $          4,890   $          4,667   $         86,957

Loss per share                                             $           0.00   $           0.00

Weighted average number of shares outstanding                     3,590,000          2,500,000


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                      for the three months ended March 31,
                2003 and 2002 for the period March 9, 2001 (Date
                       of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                   March 9, 2001
                                                                                                  (Date of Incor-
                                                                   Three months ended              poration) to
                                                                        March 31,                    March 31,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       4,890)   $ (       4,667)   $ (      86,957)

   Changes in non-cash working capital balances
    related to operations
     Accounts receivable                                                  -                110                  -
     Accounts payable                                                 2,846              1,246              8,957

                                                              (       2,044)     (       3,311)     (      78,000)

Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             79,500
   Advances from shareholder                                              -              5,000                  -

                                                                          -              5,000             79,500

Cash Flows from Investing Activity
   Due from related party                                             1,500                  -      (       1,500)

Increase (decrease) in cash during the period                 (         544)             1,689                  -

Cash, beginning of the period                                           544                392                  -

Cash, end of the period                                     $             -    $         2,081    $             -

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                               $             -    $             -    $             -

     Income taxes                                           $             -    $             -    $             -


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                EQUITY (DEFICIENCY) for the period March 9, 2001
                    (Date of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total

Capital stock issued for cash
                      - at $0.01             2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period                              -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000           2,500          22,500     (    40,530)       (    15,530)

Capital stock issued for cash
                      - at $0.05             1,090,000           1,090          53,410               -             54,500

Net loss for the year                                -               -               -     (    41,537)       (    41,537)

Balance, as at December 31, 2002             3,590,000           3,590          75,910     (    82,067)       (     2,567)
Net loss for the period ended
 March 31, 2003                                      -               -               -     (     4,890)       (     4,890)

Balance, as at March 31, 2003                3,590,000  $        3,590  $       75,910  $  (    86,957)    $  (     7,457)



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                             (Stated in US Dollars)

Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2002 annual financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2003, the Company had a working capital deficiency of $39,511, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $86,957 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitment

              a)  Exploration Lease

                    By a lease agreement dated March 9, 2001 (effective April 9,
                    2001) and amended April 9, 2002 and September 25, 2002, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. Subsequent to March 31, 2003, the minimum royalty payments and performance commitments were amended as follows:

              ----------

              a)  Exploration Lease- (cont'd)

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
- $5,000 upon execution (paid); - $1,500 on April 9, 2002 (paid); - $2,000 on
October 9, 2002 (paid); - $1,500 on January 9, 2003 (paid); - $14,000 on April
9, 2003; - $20,000 on April 9, 2004; and
-        $50,000 on April 9, 2005 and every April 9 thereafter.

                    The Company can reduce the net smelter return royalty to 0.75% by payment of a buy-out price of $3,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

                    The Company is currently negotiating new terms to the agreement.

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