Form 10QSB
period 2003-06-30
BREAM VENTURES INC
filed 2003-09-17
CIK 1137143

Microsoft Word 10.0.2627;SEE ACCOMPANYING NOTES

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

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

Dated: September 17, 2003




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

Date: September 17, 2003





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

I, Anthony England, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc. By:




/s/Anthony England
Anthony England
Chief Executive Officer &
Chief Financial Officer
Date: September 17, 2003

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)          (Audited)
                                                                                 June 30          December 31,
                                                    ASSETS                         2003               2002
                                                    ------                         ----               ----
Current
   Cash                                                                      $             -     $           544

                                                                                           -                 544
Due from related party                                                                 1,500               3,000

                                                                             $         1,500     $         3,544


                                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $         8,955     $         6,111


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,590,000 (December 31, 2002:  3,590,000) shares outstanding                     3,590               3,590
Additional paid in capital                                                            75,910              75,910
Deficit accumulated during the pre-exploration stage                            (     86,955)       (     82,067)

                                                                                (      7,455)       (      2,567)

                                                                             $         1,500     $         3,544


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                     for the three and six months ended June
                  30, 2003 and 2002 and for the period March 9,
                  2001 (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                              March 9, 2001
                                                                                                             (Date of Incor-
                                          Three months ended                   Six months ended               poration) to
                                               June 30,                            June 30,                     June 30,
                                        2003             2002              2003                2002               2003
                                        ----             ----              ----                ----               ----
Expenses
  Accounting, audit and legal      $             -  $         2,520  $         3,344    $         6,729     $        48,560
  Administrative services                        -                -                -                  -              15,500
  Bank charges (recovery)             (          2)              41               44                 78                 317
  Consulting                                     -                -                -                  -               5,000
  Filing fees                                    -                -                -                320               2,537
  Incorporation costs                            -                -                -                  -                 870
  Mineral property expenses                      -            2,457            1,500              2,457              11,817
  Office and miscellaneous                       -                -                -                100                 255
  Transfer agent fees                            -                -                -                  -               2,099

Net income (loss) for the  period
                                   $             2  $  (      5,018) $  (      4,888)   $  (      9,684)       $ (   86,955)

Basic earnings (loss) per
 share                             $         0.00   $  (       0.00) $  (      0.00)    $  (      0.00)

Weighted average number
 of shares outstanding                   3,590,000        2,500,000        3,590,000          2,500,000




                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                        for the six months ended June 30,
                 2003 and 2002, and for the period March 9, 2001
                    (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                 March 9, 2001
                                                                                                (Date of Incor-
                                                                Six months ended                 poration) to
                                                                    June 30,                       June 30,
                                                            2003                 2002                2003
                                                            ----                 ----                ----
Cash Flows used in Operating Activities
   Net loss for the period                          $  (         4,888)   $  (         9,684)$   (       86,955)
   Changes in non-cash working capital
    items related to operations
     Accounts receivable                                             -                   110                  -
     Accounts payable and accrued liabilities                    2,844                 3,850              8,955

                                                         (       2,044)        (       5,724)    (       78,000)

Cash Flows from Investing Activity
   Due from related party                                        1,500                     -     (        1,500)

Cash Flows from Financing Activities
   Capital stock subscribed                                          -                     -             79,500
   Advances from shareholder                                         -                 6,000                  -

                                                                     -                 6,000             79,500

Increase (decrease) in cash during the period            (         544)                  276                  -

Cash, beginning of the period                                      544                   392                  -

Cash, end of the period                                $             -       $           668    $             -

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                          $             -       $             -    $             -

     Income taxes                                      $             -       $             -    $             -


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                  DEFICIENCY for the period March 9, 2001 (Date
                       of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total

Capital stock for cash    - at $0.01         2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period ended
 December 31, 2001                                   -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000  $        2,500  $       22,500  $  (    40,530)    $  (    15,530)

Capital stock issued for cash
                          - at $0.05         1,090,000           1,090          53,410               -             54,500

Net loss for the year ended
 December 31, 2002                                   -               -               -     (    41,537)       (    41,537)

Balance, December 31, 2002                   3,590,000           3,590          75,910     (    82,067)       (     2,567)

Net loss for the period ended
 June 30, 2003                                       -               -               -     (     4,888)       (     4,888)

Balance, as at June 30, 2003                 3,590,000  $        3,590  $       75,910  $  (    86,955)    $  (     7,455)


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2003, the Company has a working capital deficiency of $8,955, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $86,955 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

              a)  Exploration Lease

                    By a lease agreement dated March 9, 2001 (effective April 9,
                    2001) and amended April 9, 2002 and September 25, 2002, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. During the six month period ended June 30, 2003, the minimum royalty payments and performance commitments were amended as follows:

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