Form 10QSB
period 2003-09-30
BREAM VENTURES INC
filed 2003-11-19
CIK 1137143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2003

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2003 was 3,950,000 common shares.

                       PART ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements for the three-month period ended September 30, 2003 are attached hereto.

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

OVERVIEW

History And Organization

Bream Ventures, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on March 9, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholders of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon equity capitalization, of which there is no assurance, for the ability to execute on our proposed business paln.

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

The owner of the property on which the claims are located is Desert Pacific Exploration, Inc. By a lease agreement dated March 9, 2001 (effective April 9,
2001) and amended April 9, 2002, September 25, 2002 and June 9, 2003, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. During the nine month period ended September 30, 2003, the minimum royalty payments and performance commitments were amended as follows:

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $1,500 on April 9, 2002 (paid);
-        $2,000 on October 9, 2002 (paid);
-        $1,500 on January 9, 2003 (paid);
-        $1,500 on June 9, 2003 (paid);
-        $14,000 on September 9, 2003;
-        $20,000 on April 9, 2004;  and
-        $50,000 on April 9, 2005 and every April 9 thereafter.

The Company can reduce the net smelter return royalty to 0.75% by payment of a buy-out price of $3,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price. The Company is currently negotiating new terms to the agreement. In the event that the Company terminates the lease after September 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

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

Our business activities to date have been restricted to obtaining a report from our mining engineer, Edward P. Jucevic and preparing our public offering. Mr. Jucevic's report details the geological and mining history of the claims leased by Bream, including the land status, climate, geology and mineralization. Mr. Jucevic believes that based upon previous mining activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations.

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

To meet our need for cash we are attempting to raise money from equity offerings. There is no assurance that we will be able to raise enough money through to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from our offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

From Inception on March 9, 2001

We just recently acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $5,000 for a mining lease. As of September 30, 2003 we have experienced operating losses of $89,506 for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees.

Plan of Operations

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of March 31, 2003 we had sustained operating losses of $66,977. As of September 30, 2003, the Company had issued 3,950,000 shares of common stock in equity offerings.

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

Dated: November 19, 2003

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

Date: November 19, 2003
/s/ Anthony England
Anthony England
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Exhibit 32.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony England, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc. By:


/s/Anthony England
Anthony England
Chief Executive Officer &
Chief Financial Officer
Date: November 18, 2003

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)          (Audited)
                                                                               September 30       December 31,
                                                    ASSETS                         2003               2002
                                                    ------                         ----               ----
Current
   Cash                                                                      $             -     $           544

                                                                                           -                 544
Due from related party                                                                 1,500               3,000

                                                                             $         1,500     $         3,544


                                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $        11,706     $         6,111


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,590,000 (December 31, 2002:  3,590,000) shares outstanding                     3,590               3,590
Additional paid in capital                                                            75,910              75,910
Deficit accumulated during the pre-exploration stage                            (     89,706)       (     82,067)

                                                                                (     10,206)       (      2,567)

                                                                             $         1,500     $         3,544




                             SEE ACCOMPANYING NOTES

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three and nine months ended
              September 30, 2003 and 2002 and for the period March
                9, 2001 (Date of Incorporation) to September 30,
                                      2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                              March 9, 2001
                                                                                                             (Date of Incor-
                                          Three months ended                   Nine months ended              poration) to
                                            September 30,                        September 30,                September 30,
                                        2003             2002              2003                2002               2003
                                        ----             ----              ----                ----               ----
Expenses
  Accounting, audit and legal      $         1,251  $         6,614  $         4,595    $        13,343     $        49,811
  Administrative services                        -           10,000                -             10,000              15,500
  Bank charges (recovery)                         -              46               44                124                 317
  Consulting                                     -                -                -                  -               5,000
  Filing fees                                    -                -                -                320               2,537
  Incorporation costs                            -                -                -                  -                 870
  Mineral property expenses                  1,500                -            3,000              2,457              13,317
  Office and miscellaneous                       -              103                -                203                 255
  Transfer agent fees                            -                -                -                  -               2,099

Net income (loss) for the  period
                                   $         2,751  $  (     16,763) $  (      7,639)   $  (     26,447)       $ (   89,706)

Basic earnings (loss) per
 share                             $         0.00   $  (       0.01) $  (      0.00)    $  (      0.01)

Weighted average number
 of shares outstanding                   3,590,000        2,500,000        3,590,000          2,500,000




                             SEE ACCOMPANYING NOTES

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended September 30,
                 2003 and 2002, and for the period March 9, 2001
                  (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                 March 9, 2001
                                                                                                (Date of Incor-
                                                               Nine months ended                 poration) to
                                                                 September 30,                   September 30,
                                                            2003                 2002                2003
                                                            ----                 ----                ----
Cash Flows used in Operating Activities
   Net loss for the period                          $  (         7,639)   $  (        26,447)$   (       89,706)
   Changes in non-cash working capital
    items related to operations
     Accounts receivable                                             -                   110                  -
     Accounts payable and accrued liabilities                    5,595                 6,029             11,706

                                                         (       2,044)        (      32,366)    (       78,000)

Cash Flows from Investing Activity
   Due from related party                                        1,500                     -     (        1,500)

Cash Flows from Financing Activities
   Capital stock subscribed                                          -                54,500             79,500
   Advances from shareholder                                         -                     -                  -

                                                                     -                54,500             79,500

Increase (decrease) in cash during the period            (         544)               22,134                  -

Cash, beginning of the period                                      544                   392                  -

Cash, end of the period                                $             -       $        22,526    $             -

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                          $             -       $             -    $             -

     Income taxes                                      $             -       $             -    $             -


                             SEE ACCOMPANYING NOTES

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period March 9, 2001 (Date of
                      Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total

Capital stock for cash    - at $0.01         2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period ended
 December 31, 2001                                   -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000  $        2,500  $       22,500  $  (    40,530)    $  (    15,530)

Capital stock issued for cash
                          - at $0.05         1,090,000           1,090          53,410               -             54,500

Net loss for the year ended
 December 31, 2002                                   -               -               -     (    41,537)       (    41,537)

Balance, December 31, 2002                   3,590,000           3,590          75,910     (    82,067)       (     2,567)

Net loss for the period ended
 September 30, 2003                                  -               -               -     (     7,639)       (     7,639)

Balance, as at September 30, 2003            3,590,000  $        3,590  $       75,910  $  (    89,706)    $  (    10,206)



                             SEE ACCOMPANYING NOTES

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim three and nine month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 annual financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2003, the Company has a working capital deficiency of $11,706, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $89,706 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

              a)  Exploration Lease

                    By a lease agreement dated March 9, 2001 (effective April 9,
                    2001) and amended April 9, 2002, September 25, 2002 and June 9, 2003, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met. During the nine month period ended September 30, 2003, the minimum royalty payments and performance commitments were amended as follows:

              ----------

              a)  Exploration Lease- (cont'd)

                    Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $1,500 on April 9, 2002 (paid);
-        $2,000 on October 9, 2002 (paid);
-        $1,500 on January 9, 2003 (paid);
-        $1,500 on June 9, 2003 (paid);
-        $14,000 on September 9, 2003;
-        $20,000 on April 9, 2004;  and
-        $50,000 on April 9, 2005 and every April 9 thereafter.

The Company can reduce the net smelter return royalty to 0.75% by payment of a buy-out price of $3,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

The Company is currently negotiating new terms to the agreement.

Performance Commitment:

In the event that the Company terminates the lease after September 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

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