Form 10KSB/A
period 2002-12-31
BREAM VENTURES INC
filed 2004-03-01
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                   For the fiscal year ended December 31, 2002

                          Commission File No. 001-31546


                              BREAM VENTURES, INC.
                 (Name of small business issuer in its charter)

             Nevada                                    98-0232018
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)



                               522-625 Howe Street
                             Vancouver, B.C. V6C 276
                              Phone: (604) 209-4213
               (Address, including zip code and telephone number,
            including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:none

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

Documents Incorporated by Reference:

         None

This Form 10-KSB consists of
Exhibit Index is located at Page 3

TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                              BREAM VENTURES, INC.


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
Item 7.     Financial Statements                                                                                           F-1-F-20
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. The Company's securities are traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbol "WLSA."

(b)    Holders. There are 37 shareholders of our common stock.

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


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                                 -------------
                                            Number         Par Value        Capital           Stage             Total
                                            ------         ---------        -------           -----             -----

Capital stock issued for cash
                      - at $0.01             2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period                              -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000           2,500          22,500     (    40,530)       (    15,530)

Capital stock issued for cash
                      - at $0.05             1,090,000           1,090          53,410               -             54,500

Net loss for the year                                -               -               -     (    41,537)       (    41,537)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: February 5, 2004            Bream Ventures, Inc
                                   (Registrant)

                                        /s/ Anthony England
                                   By:------------------------------------------
                                        Anthony England
                                        President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/Anthony England                   Director and
---------------------     President and Chief Executive        February 4, 2004
   Anthony England       Officer (Principal Executive Officer)

s/Anthony England                  Director and                February 4, 2004
---------------------       Chief Financial Officer and
   Anthony England         Secretary (Principal Financial
                               and Accounting Officer)

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

CERTIFICATIONS

I, Anthony England, certify that:

1. I have reviewed this Annual Report on Form 10-KSB, for the year ended December 31, 2002, of Bream Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) *;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date:  February 4, 2004             /s/ Anthony England
                                   ---------------------------------------------
                                   Anthony England
                                   Chief Executive Officer



* Indicates material omitted in accordance with SEC Release Nos. 33-8238; 34-47986.

CERTIFICATIONS

I, Anthony England, certify that:

1. I have reviewed this Annual Report on Form 10-KSB, for the year ended December 31, 2002, of Bream Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) *;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date:  February 4, 2004             /s/ Anthony England
                                   ---------------------------------------------
                                   Anthony England
                                   Chief Financial Officer



* Indicates material omitted in accordance with SEC Release Nos. 33-8238; 34-47986.

In connection with the Annual Report on Form 10-KSB of Alloy Steel International, Inc. (the "Company") for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Moshe Schnapp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.