Form 10KSB
period 2003-12-31
BREAM VENTURES INC
filed 2004-03-30
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 2003

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

Documents Incorporated by Reference:

None

This Form 10-KSB consists of 26 pages
Exhibit Index is located at Page 3

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


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Bream Ventures, Inc.

We have audited the accompanying balance sheets of Bream Ventures, Inc. (A Pre-exploration Stage Company) as of December 31, 2003 and 2002 and the statements of operations, stockholders' deficiency and cash flows for the two years then ended and the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and the period March 9, 2001 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bream Ventures, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the two years then ended and the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and for the period from March 9, 2001 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada
March 16, 2004                                       CHARTERED  ACCOUNTANTS and
                                         CERTIFIED  PUBLIC  ACCOUNTANT (NEVADA)

                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


                                                    ASSETS                         2003               2002
                                                    ------                         ----               ----
Current
   Cash                                                                      $            50     $           544

Due from related party - Note 3                                                        1,425               3,000

                                                                             $         1,475     $         3,544


                                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $        17,721     $         6,111


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,590,000 (2002:  3,590,000) shares outstanding                                  3,590               3,590
Additional paid in capital                                                            75,910              75,910
Deficit accumulated during the pre-exploration stage                            (     95,746)       (     82,067)

                                                                                (     16,246)       (      2,567)

                                                                             $         1,475     $         3,544

Nature and Continuance of Operations - Note 1 Commitments - Note 4 Subsequent
Event - Notes 4 and 7


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the years ended December 31,
                2003, 2002, for the period March 9, 2001 (Date of
                       Incorporation) to December 31, 2001
  and for the period March 9, 2001 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                   March 9, 2001      March 9, 2001
                                                                                                  (Date of Incor-    (Date of Incor-
                                                                                                   poration) to        poration) to
                                                             December 31,       December 31,       December 31,        December 31,
                                                                 2003               2002               2001                2003
                                                                 ----               ----               ----                ----
Expenses
   Accounting, audit and legal                             $          6,858   $         20,004   $         25,212    $       52,074
   Bank charges                                                          69                159                114               342
   Consulting fees - Note 4                                               -              5,000                  -             5,000
   Filing fees                                                        2,322                320              2,217             4,859
   Incorporation costs                                                    -                  -                870               870
   Management fees                                                        -             10,500              5,000            15,500
   Mineral property costs                                             3,000              4,457              5,860            13,317
   Office supplies                                                        -                203                 52               255
   Transfer agent fees                                                1,430                894              1,205             3,529

Net loss for the period                                    $  (      13,679)  $  (      41,537)  $  (      40,530)   $  (    95,746)

Basic loss per share                                       $  (      0.00)    $  (      0.02)    $  (      0.02)

Weighted average number of shares outstanding                     3,590,000          2,762,795          2,268,519



                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                2003, 2002, for the period March 9, 2001 (Date of
                       Incorporation) to December 31, 2001
  and for the period March 9, 2001 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                   March 9, 2001      March 9, 2001
                                                                                                  (Date of Incor-    (Date of Incor-
                                                                                                   poration) to        poration) to
                                                             December 31,       December 31,       December 31,        December 31,
                                                                 2003               2002               2001                2003
                                                                 ----               ----               ----                ----
Cash Flows used in Operating Activities
   Net loss for the period                                 $  (      13,679)  $  (      41,537)  $  (      40,530)   $  (    95,746)

   Changes in non-cash working capital balances
    related to operations
     Accounts receivable                                                  -                110      (         110)               -
     Accounts payable and accrued liabilities                        11,610      (       9,921)            16,032            17,721

                                                              (       2,069)     (      51,348)     (      24,608)      (    78,025)

Cash Flows from Financing Activity
   Capital stock issued                                                   -             54,500             25,000            79,500

Cash Flows from (used) in Investing Activity
   Due from related party                                             1,575      (       3,000)                 -     (       1,425)

Increase (decrease) in cash during the period                 (         494)               152                392                50

Cash, beginning of the period                                           544                392                  -                 -

Cash, end of the period                                    $             50   $            544   $            392    $           50

Supplementary disclosure of cash flow information:
  Cash paid for:
   Interest                                                $             -    $             -    $             -     $             -

   Income Taxes                                            $             -    $             -    $             -     $             -


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period March 9, 2001 (Date of
                       Incorporation) to December 31, 2003
                             (Stated in US Dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional        During the
                                                 Common Shares              Paid-in      Pre-exploration
                                                 -------------
                                            Number         Par Value        Capital           Stage             Total
                                            ------         ---------        -------           -----             -----

Capital stock issued for cash
                      - at $0.01             2,500,000  $        2,500  $       22,500  $            -     $       25,000

Net loss for the period                              -               -               -     (    40,530)       (    40,530)

Balance, as at December 31, 2001             2,500,000           2,500          22,500     (    40,530)       (    15,530)

Capital stock issued for cash
                      - at $0.05             1,090,000           1,090          53,410               -             54,500

Net loss for the year                                -               -               -     (    41,537)       (    41,537)

Balance, as at December 31, 2002             3,590,000  $        3,590  $       75,910  $  (    82,067)    $  (     2,567)

Net loss for the year                                -               -               -     (    13,679)       (    13,679)

Balance, as at December 31, 2003             3,590,000  $        3,590  $       75,910  $  (    95,746)    $  (    16,246)


                              BREAM VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)


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

              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $17,671, and has accumulated a deficit of $95,746 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

              Income Taxes

               The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("FAS"), No. 109 "Accounting for Income Taxes".

              FAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic Loss Per Share

              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

              Financial Instruments

              The carrying value of cash and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of due from related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Due from Related Party

              The amount due from a related party is due from a director of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Commitments - Note 7
              -----------

              a)  Exploration Lease

                    By a lease agreement dated March 9, 2001 (effective April 9,
                    2001) and amended April 9, 2002, September 25, 2002, June 9, 2003, September 30, 2003 and February 23, 2004 the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met.

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

                    -    $5,000 upon execution (paid);

                    -    $1,500 on March 9, 2002 (paid);

                    -    $2,000 on October 9, 2002 (paid);

                    -    $1,500 on January 9, 2003 (paid);

                    -    $1,500 on June 9, 2003 (paid);

                    -    $1,000 on September 30, 2003 (subsequently paid);

                    -    $5,000 on February 24, 2004 (subsequently paid);

                    -    $5,000 on commencement of the company's stock trading;

                    -    $20,000 on February 28, 2005;  and

                    - $50,000 on February 28, 2006 and every February 28 thereafter.

Note 4        Commitments - Note 7 - (cont'd)
              -----------

              a)  Exploration Lease - (cont'd)

                    Minimum Advance Royalty Payments: - (cont'd)

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

Note 5        Deferred Tax Assets

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                                    Total
             Deferred Tax Assets
               Non-capital loss carryforward                                                   $       20,804
             Less valuation allowance                                                             (    20,804)

                                                                                               $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $95,746, the benefit of which has not been recorded in the financial statements.

Note 7        Subsequent Event - Note 4
              ----------------

              Subsequent to December 31, 2003, the Company received $15,000 in share subscriptions for a private placement of 300,000 shares at $0.05 per share.




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



                                       25
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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





Dated: March 30, 2004              Bream Ventures, Inc
                                   (Registrant)

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





/s/Anthony England                   Director and
---------------------     President and Chief Executive        March 30, 2004
   Anthony England       Officer (Principal Executive Officer)

s/Anthony England                  Director and                March 30, 2004
---------------------       Chief Financial Officer and
   Anthony England         Secretary (Principal Financial
                               and Accounting Officer)



                                       28
                               BREAM VENTURS, INC.

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





Date:  March 30, 2004             /s/ Anthony England
                                   ---------------------------------------------
                                   Anthony England
                                   Chief Executive Officer



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





Date:  March 30, 2004             /s/ Anthony England
                                   ---------------------------------------------
                                   Anthony England
                                   Chief Financial Officer



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