Form 10KSB/A
BREAM VENTURES INC
filed 2004-05-07
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

For the fiscal year ended December 31, 2002

Commission File No. 001-31546

BREAM VENTURES INC.

(Name of small business issuer in its charter)

Nevada                                                             98-0232018

(State or other jurisdiction                                       (I.R.S. Employer

of Incorporation or Organization)                             Identification Number)

522-625 Howe Street

Vancouver, B.C. V6C 276

Phone: (604) 209-4213

(Address, including zip code and telephone number,

including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act none

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

Yes y No o

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 31, 2002 there were 3,590,000 shares of the Company's common stock issued and outstanding.

State the issuer's revenues for its most recent fiscal year:

Net loss of $41,537

Documents Incorporated by Reference:

None

This Form 10-KSB/A consists of 34 pages

Exhibit Index is located at Page 3

#

TABLE OF CONTENTS

FORM 10-KSB/A ANNUAL REPORT

BREAM VENTURES INC.

Index

PART I

Item 1.    Description of Business

        4

Item 2.     Description of Property

       10

Item 3.     Legal Proceedings

       11

Item 4.     Submission of Matters to a Vote of Security Holders

       11

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

        11

Item 6.     Management's Discussion and Analysis of Financial Condition

                and Results of Operations

                                11

Item 7.     Financial Statements

                                14

Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure

        23

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons,

    Compliance with Section 16(a) of the Exchange Act

                    24

Item 10.    Executive Compensation

                    24

Item 11.    Security Ownership of Certain Beneficial Owners and Management

                    25

Item 12.    Certain Relationships and Related Transactions

                    26

PART IV

Item 13.    Exhibits and Reports on Form 8-K

                    26

     Signatures

                    27

     Exhibit Index to Annual Report

        28

     Exhibits

        28

     Certifications

        29

#

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

History And Organization

Bream Ventures Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 9, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholders of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of future financings, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

On April 9, 2001, we acquired a 15 year mining lease from Desert Pacific Exploration, Inc., the owner of eight unpatented lode mineral claims, sometimes referred to as the Panorama Project, located in western Nevada approximately 150 miles south of Reno, Nevada and 48 miles north of Bishop, California. An unpatented claim is one in which more assessment work is necessary before all mineral rights can be claimed. We are presently in the pre-exploration stage and there is no assurance that a commercially viable precious mineral deposit exists in our property until appropriate geological exploration is done and a final comprehensive evaluation concludes that there is economic and legal feasibility to conduct mining operations. Without a final economic feasibility study we cannot determine economic feasibility. We do not have sufficient funds to pay for a final economic feasibility study. Consequently, our current exploration plans can only determine if we will be justified to continue exploration.

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

The owner of the property on which the claims are located is Desert Pacific Exploration, Inc. Under the terms of the lease as amended on April 9, 2002, Bream must pay an advance annual royalty as follows, of which payments of $5,000 was made on April 9, 2001 and $1,500 on April 9, 2002, and $2000 on October 9, 2002:

Anniversary Date                  Amount

October 9, 2002

   $  2,000.00

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)    Holders. There are 31 shareholders of our common stock.

(b)    Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2003.

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

Results of Operations

From Inception on March 9, 2001

We have acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $8,500 for a mining lease. As of December 31, 2002 we have experienced operating losses of $82,607 for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees. By a lease agreement dated April 9, 2001 and subsequently amended on April 9, 2002, we acquired our interest in lode mineral claims. We paid an advance minimum royalty of $5,000 upon execution of the lease on April 9, 2001 and $1,500 on April 9, 2002. and $2000 on October 9, 2002.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of December 31, 2002 we had sustained operating losses of $82,067. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. At December 31, 2002, the $54,500 had been received and recorded as stock subscriptions.

ITEM 7. FINANCIAL STATEMENTS

BREAM VENTURES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS PAGE

Independent Auditors' Report

15

Balance sheets as of December 31, 2002 and 2001

16

Statements of operations for the years ended

December 31, 2002 and 2001

17

Statements of cash flows for the years ended

December 31, 2002 and 2001

18

Statements of stockholders' deficit for the years ended

December 31, 2001 and 2000

19

Notes to financial statements

20

#

BREAM VENTURES INC.

REPORT AND FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Bream Ventures Inc.

We have audited the accompanying balance sheets of Bream Ventures Inc. (A Pre-exploration Stage Company) as of December 31, 2002 and 2001 and the statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002, the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and the period March 9, 2001 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bream Ventures Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended December 31, 2002, the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and the period from March 9, 2001 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

#

BREAM VENTURES INC.

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

                                            STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value

     10,000,000 shares authorized, none outstanding

Common stock, $0.001 par value

    100,000,000 shares authorized

      3,590,000 (2001:  2,500,000) shares outstanding                            3,590               2,500

Additional paid in capital                                                      75,910              22,500

Deficit accumulated during the pre-exploration stage                      (82,067)       (40,530)

                                                                          (2,567)       (15,530)

                                                                       $         3,544     $           502

Nature and Continuance of Operations - Note 1 Commitments - Note 4 Subsequent

Events - Note 3 and 4

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

for the year ended December 31,

2002, for the period March 9, 2001 (Date of

Incorporation) to December 31, 2001

and for the period March 9, 2001 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

--------------------

                                                                          March 9, 2001       March 9, 2001

                                                                          (Date of Incor-   Date of Incor-

                                                              Year ended     poration) to     poration) to

                                                             December 31,    December 31,     December 31,

                                                                 2002               2001               2002

                                                                 ----               ----               ----

Expenses

   Bank charges                                     $            159   $            114   $            273

   Consulting fees - Note 4                                    5,000                  -              5,000

   Filing fees                                                   320              2,217              2,537

   Incorporation costs                                             -                870                870

   Management fees                                            10,500              5,000             15,500

   Mineral property costs                                      4,457              5,860             10,317

   Office supplies                                               203                 52                255

   Professional fees                                          20,004             25,212             45,216

   Transfer agent fees                                           894              1,205              2,099

Net loss for the period                             $  (41,537)  $  (40,530)  $  (82,067)

Basic loss per share                                $  (0.02)    $  (0.02)

Weighted average number of shares outstanding                2,762,795          2,268,519

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

for the year ended December 31,2002,

for the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and

for the period March 9, 2001 (Date of Incorporation) to December 31, 2002

(Stated in US Dollars)

--------------------

                                                                         March 9, 2001       March 9, 2001

                                                                        (Date of Incor-     (Date of Incor-

                                                         Year ended        poration) to       poration) to

                                                         December 31,       December 31,       December 31,

                                                             2002               2001               2002

                                                             ----               ----               ----

Cash Flows from (used in) Operating Activities

   Net loss for the period                         $  (41,537)  $  (40,530)  $  (82,067)

   Changes in non-cash working capital balances

    related to operations

     Accounts receivable                                        110      (110)                 -

     Accounts payable                                  (9,921)            16,032              6,111

                                                       (51,348)     (24,608)     (75,956)

Cash Flows from Financing Activity

   Capital stock issued                                       54,500             25,000             79,500

Cash Flows used in Investing Activity

   Due from related party                              (3,000)                 -      (3,000)

Increase in cash during the period                               152                392                544

Cash, beginning of the period                                    392                  -                  -

Cash, end of the period                             $            544   $            392   $            544

Supplementary disclosure of cash flow information:

  Cash paid for:

   Interest                                         $             -    $             -    $             -

   Income Taxes                                     $             -    $             -    $             -

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS'

DEFICIENCY for the period March 9, 2001 (Date of

Incorporation) to December 31, 2002

(Stated in US Dollars)

                                                                                    Deficit

                                                                                  Accumulated

                                                                Additional        During the

                                        Common Shares            Paid-in          Pre-exploration

                                        -------------

                                  Number         Par Value        Capital           Stage         Total

                                   ------         ---------       -------           -----         -----

Capital stock issued for cash

              - at $0.01           2,500,000      $  2,500     $   22,500          $   -     $     25,000

Net loss for the period                -               -               -     (40,530)     (40,530)

Balance, as at December 31, 20     2,500,000         2,500         22,500     (40,530)    (15,530)

Capital stock issued for cash

                      - at $0.05   1,090,000         1,090         53,410            -             54,500

Net loss for the year                   -              -               -      (41,537)    (41,537)

Balance, as at December 31, 2002   3,590,000  $      3,590  $     75,910   $  (82,067) $  (2,567)

BREAM VENTURES INC.

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

Note 2        Summary of Significant Accounting Policies … (continued)

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

Note 4        Commitments … (continued)

    -

$5,000 upon execution of the agreement (paid); and

-

$12,500 within five days  after a Form 211  filing is  deemed cleared  by the NASD OTC  Compliance examiner.

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

The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                           Total

             Deferred Tax Assets

               Non-capital loss carry forward                 $       13,017

             Less valuation allowance                               (13,017)

                                                                                 $            -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2021, totaling approximately $82,067, the benefit of which has not been recorded in the financial statements.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 Directors are elected for one-year terms or until the next annual meeting shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

 The Directors and Officers of the Company as of December 31, 2002 are as follows:

(a)

Name                               Age                   Position

Anthony England              38                    Director

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

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the years ended December 31, 2002 and 2001 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE

Long Term Compensation Awards

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Payouts/Underlying Options/SARS (#)	LTIP Payouts ($)	All Other Compensation ($)

Anthony England	2001	0	0	0	0	0	0	0
Anthony England	2002	0	0	0	0	0	0	0

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

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Anthony England 5277 Marine Drive West Vancouver, B.C. V7W 2P5	1,250,000	34.81%
Common	Brent Forgeron 990 Chamberlan St. North Vancouver, B.C, V6E 1H1	625,000	14.53%
Common	Shane Barber 206 1801 Welch St. North Vancouver, B.C. V7P 1B7	625,000	14,53%

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

    3.1

Certificate and Articles of Incorporation*

    3.2

Bylaws**

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

Dated: April 28, 2004

Bream Ventures, Inc

Registrant)

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

/s/Anthony England                   Director and

---------------------     President and Chief Executive

April 28, 2004

   Anthony England   Officer (Principal Executive Officer)

/s/Anthony England                  Director and

April 28, 2004

---------------------       Chief Financial Officer and

   Anthony England     Secretary (Principal Financial

and Accounting Officer)

 BREAM VENTURES INC.

Exhibit Index to Annual Report on Form 10-KSB/A for the Fiscal Year Ended December 31, 2002

EXHIBITS

    3.1

Certificate and Articles of Incorporation*

    3.2

Bylaws**

*

 Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**

Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

CERTIFICATIONS

I, Anthony England, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB/A, for the year ended December 31, 2002, of Bream Ventures Inc.;

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

Date:  April 28, 2004             /s/ Anthony England

                                   ---------------------------------------------

                                   Anthony England

                                   Chief Executive Officer

*  Indicates material omitted in accordance with SEC Release Nos.  33-8238;

34-47986.

CERTIFICATIONS

I, Anthony England, certify that:

1. I have reviewed this Annual Report on Form 10-KSB/A, for the year ended December 31, 2002, of Bream Ventures Inc.;

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

Date:  April 28, 2004             /s/ Anthony England

                                   ---------------------------------------------

                                   Anthony England

                                   Chief Financial Officer

*  Indicates material omitted in accordance with SEC Release Nos.  33-8238; 34-47986.

In connection with the Annual Report on Form 10-KSB/A of Bream Ventures Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony England President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 28, 2004             /s/ Anthony England

                                   ---------------------------------------------

                                   Anthony England

                                   President