Form 10KSB/A
BREAM VENTURES INC
filed 2004-05-07
CIK 1137143

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

                               1057 West 23rd Street

                             North Vancouver, B.C. V7P 2H1

                              Phone: (604) 671-8911

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003 there were 3,590,000 shares of the Company's common stock issued and outstanding.

State the issuer's revenues for its most recent fiscal year:

Net loss of $13,679

Documents Incorporated by Reference:

None

This Form 10-KSB/A consists of 32 pages

Exhibit Index is located at Page 29

#

TABLE OF CONTENTS

                                 Index

PART I

Item 1.   Description of Business                                           4

Item 2.   Description of Property                                          10

Item 3.   Legal Proceedings                                                10

Item 4.   Submission of Matters to a Vote of Security Holders              10

PART II

Item 5.   Market for the Registrant's Common Equity and

          Related Stockholder Matters                                      11

Item 6.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations                                        11

Item 7.   Financial Statements                                             14

Item 8.   Changes in and Disagreements on Accounting and

          Financial Disclosure                                             24

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,

          Compliance with Section 16(a) of the Exchange Act                24

Item 10.  Executive Compensation                                           24

Item 11.  Security Ownership of Certain Beneficial Owners and Management   25

Item 12.  Certain Relationships and Related Transactions                   26

PART IV

Item 13.    Exhibits and Reports on Form 8-K                               26

            Signatures                                                     27

Exhibit Index to Annual Report

   28

Certification

   29

#

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

History and Organization

Bream Ventures Inc. (the "Company") was incorporated under the laws of the state of Nevada on March 9, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement. In connection with the organization of our company, the founding shareholders of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

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

Under the terms of the lease, Bream may extend the initial term of 20 years for one additional period of 20 years provided that all conditions of the lease have previously been met. Bream has the exclusive possession of the property for mining purposes during the term of the lease.

The owner of the property on which the claims are located is Desert Pacific Exploration, Inc. Under the terms of the lease as amended on April 9, 2002, September 25, 2002, June 9, 2003, September 30, 2003, and February 23, 2004, Bream must pay an advance annual royalty as follows:

Date

                 Amount

April 9, 2001

$ 5,000 (paid)

March 9, 2002

$ 1,500 (paid)

October 9, 2002

$ 2,000 (paid)

January 9, 2003

$ 1,500 (paid)

June 9, 2003

$ 1,500 (paid)

September 30, 2003

$ 1,000 (paid)

February 24, 2004

$ 5,000 (paid)

Commencement of the Company’s

Stock trading

$ 5,000

February 28, 2005

$20,000

February 28, 2006 and every

$20,000

February 28 thereafter

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

Under applicable federal, state, and county laws and regulations, annual mining claim maintenance or rental fees are required to be paid by Bream for the unpatented mining claims which constitute all or part of the leased property, beginning with the annual assessment work period of September 1, 2003 to September 1, 2004. Bream must timely and properly pay the federal, state, and county annual mining claim maintenance or rental fees, and must execute and record or file, as applicable, proof of payment of the federal, state, and county annual mining claim maintenance or rental fees and the landlord's intention to hold the unpatented mining claims. Annual maintenance fees are due on the claims by August 31. Federal fees are $100 per claim per year payable to the Department of the Interior, Bureau of Land management. State fees are $5.50 per year per claim payable to the county recorder. If Bream does not terminate the agreement before June 1 of any subsequent lease year, Bream will be obligated either to pay the federal, state, and local annual mining claim maintenance or rental fees for the property due that year or to reimburse the landlord.

Bream also has the right to buy out the landlord's interest in exchange for a payment of $3,000,000 from which royalty payments made up to the time of the buyout may be deducted. If a buyout occurs, Bream must also pay the landlord a perpetual 0.75% royalty on all minerals recovered from the property.

The lease may be terminated at any time by Bream provided that we give written notice 30 days prior to relinquishing the leased property. In the event bream desires to terminate the agreement after June 1 of any year, we are responsible for all federal, state, and county maintenance and filing fees for the next assessment year regarding the leased property. In addition, we must deliver to the landlord in reproducible form all data generated or obtained for the lease property, whether factual or interpretive. Finally, we must quitclaim to the landlord all claims located or acquired by us.

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

#

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

The leased property is comprised of approximately 160 acres. The owner of record is Desert Pacific Exploration, Inc. of which Herb Duerr is the sole shareholder. Rental fees assessed by the BLM and intent to hold fees assessed by the State of Nevada and Mineral County have been paid through August 31, 2003. The surrounding land is owned by the United States Forest Service and is open for staking. Mr. Jucevic recommends that we may need to stake at least 35 additional claims to cover the strike and provide an adequate buffer on either side of the mineralized zone.

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

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

#

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Holders. There are 31 shareholders of our common stock.

(c) Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2004.

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

Results of Operations

From Inception on March 9, 2001

We have acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $17,500 for a mining lease. As of December 31, 2003 we have experienced operating losses of $95,746 for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees. By a lease agreement dated April 9, 2001 and subsequently amended, we acquired our interest in lode mineral claims.  Our next lease payment due is $5,000 on commencement of the company’s stock trading.  We currently do not have sufficient funds to make our next lease payment. If we are unable to make our next lease payment, we will have to renegotiate the lease.

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

Bream's plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program. The total cost of Phase I is estimated to be $60,000.00 and we can not commence the program until the company has completed a financing to fund the program.  We have no plan to engage in any alternative business if Bream ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of December 31, 2003 we had sustained operating losses of $95,746. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. At December 31, 2003, the $54,500 had been received and recorded as stock subscriptions.

#

ITEM 7. FINANCIAL STATEMENTS

BREAM VENTURES INC.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

15

Balance sheets as of December 31, 2003 and 2002                         16

Statements of operations for the years

December 31, 2003, 2002, and 2001

                                    17

Statements of cash flows for the years ended

December 31, 2003, 2002, and 2001                                       18

Statements of stockholders' deficiency for the years ended

December 31, 2003, 2002, and 2001                                       19

Notes to financial statements

20

#

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

#

                              BREAM VENTURES INC.

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

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value

10,000,000 shares authorized, none outstanding

Common stock, $0.001 par value

100,000,000 shares authorized

3,590,000 (2002:3,590,000) shares outstanding      3,590             3,590

Additional paid in capital                        75,910            75,910

Deficit accumulated during

the pre-exploration stage                        (95,746)          (82,067)

                                                 (16,246)           (2,567)

                                         $         1,475     $       3,544

Nature and Continuance of Operations - Note 1 Commitments - Note 4 Subsequent

Event - Notes 4 and 7

#

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2003, 2002,

for the period March 9, 2001 (Date of Incorporation) to December 31, 2001, and

for the period March 9, 2001 (Date of Incorporation) to December 31, 2003

(Stated in US Dollars)

__________________________________________

                                                                           March 9, 2001      March 9, 2001

                                                                         (Date of Incor-    (Date of Incor-

                                                                           poration) to        poration) to

                                     December 31,       December 31,       December 31,        December 31,

                                             2003               2002               2001                2003

                                             ----               ----               ----                ----

Expenses

   Accounting, audit and legal     $          6,858   $         20,004   $         25,212    $      52,074

   Bank charges                                  69                159                114              342

   Consulting fees - Note 4                       -              5,000                  -            5,000

   Filing fees                                2,322                320              2,217            4,859

   Incorporation costs                                               -                870              870

   Management fees                                -             10,500              5,000           15,500

   Mineral property costs                     3,000              4,457              5,860           13,317

   Office supplies                                -                203                 52              255

   Transfer agent fees                        1,430                894              1,205            3,529

Net loss for the period           $         (13,679)  $        (41,537)  $        (40,530)   $     (95,746)

Basic loss per share                                  $          (0.00)    $         (.02)   $       (0.02)

Weighted average number of shares outstanding                3,590,000           2,762,795        2,268,519

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003, 2002,

for the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and

for the period March 9, 2001 (Date of Incorporation) to December 31, 2003

(Stated in US Dollars)

--------------------

                                                                          March 9, 2001      March 9, 2001

                                                                        (Date of Incor-    (Date of Incor-

                                                                           poration) to        poration) to

                                             December 31, December 31,     December 31,        December 31,

                                                    2003          2002             2001                2003

                                                    ----          ----             ----                ----

Cash Flows used in Operating Activities

   Net loss for the period                    $  (13,679)  $  (41,537)       $  (40,530)        $  (95,746)

 Changes in non-cash working capital balances

    related to operations

     Accounts receivable                           -                110             (110)               -

     Accounts payable and accrued liabilities      1,610        (9,921)            16,032            17,721

                                                  (2,069)       (51,348)         (24,608)          (78,025)

Cash Flows from Financing Activity

   Capital stock issued                              -           54,500            25,000            79,500

Cash Flows from (used) in Investing Activity

   Due from related party                           1,575        (3,000)                 -          (1,425)

Increase (decrease) in cash during the period       (494)           152                392               50

Cash, beginning of the period                         544           392                  -                -

Cash, end of the period                           $    50     $     544            $    392         $    50

Supplementary disclosure of cash flow information:

  Cash paid for:

   Interest                                       $     -    $       -             $     -          $    -

   Income Taxes                                   $     -    $     -               $     -           $    -

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS'

DEFICIENCY for the period March 9, 2001 (Date of

Incorporation) to December 31, 2003

(Stated in US Dollars)

                                                                                  Deficit

                                                                                  Accumulated

                                                                  Additional      During the

                                                 Common Shares     paid-in        Pre-exploration

                                                 -------------

                                  Number         Par Value        Capital           Stage             Total

                                  ------         ---------        -------           -----             -----

Capital stock issued for cash

       - at $0.01                2,500,000          $2,500         $22,500          $  -           $ 25,000

Net loss for the period              -                 -               -            (40,530)       (40,530)

Balance, as at December 31, 2001

                                 2,500,000           2,500          22,500          (40,530)       (15,530)

Capital stock issued for cash

      - at $0.05                 1,090,000           1,090          53,410              -            54,500

Net loss for the year                 -                 -               -           (41,537)       (41,537)

Balance, as at December 31, 2002

                                 3,590,000          $3,590         $ 75,910        $ (82,067)    $ (2,567)

Net loss for the year                -               -               -               (13,679)      (13,679)

Balance, as at December 31, 2003

                                 3,590,000        $ 3,590         $  75,910       $  (95,746)   $  (16,246)

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

The Company was incorporated in the State of Nevada, United States of America on March 9, 2001.

Note 2        Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

Note 5        Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

                                                               Total

             Deferred Tax Assets

               Non-capital loss carryforward                   $      20,804

               Less valuation allowance                           (20,804)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2021, totaling approximately $95,746, the benefit of which has not been recorded in the financial statements.

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

(a)

Name Age Position

Anthony England, 39, Director

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

(b) Resumes

Mr. England has been the President, Secretary-Treasurer and Director since our company's inception on March 9, 2001. He is also currently employed by Frontline Enterprises, Inc., a construction company that specializes in demolition, where he has been a manager and a part owner since July 30, 2001. Mr. England was employed as the president of Georgia West Management, an investor relations firm, from October 1999 through March 2001. Prior to that he was employed as the investor relations officer of Fleming Financial Corporation, an investor relations firm for small public companies, from February 1995 through October 1999. Between December 1994 and February 1995 he was employed as the investor relations officer of Urban Resource, Inc. Mr. England is expected to hold his position with our company until the next annual meeting of shareholders and devote approximately 15 to 20 hours per week to Bream.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the years ended December 31, 2003 and 2002 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE

Long Term Compensation Awards

Annual Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Payouts/Underlying Options/SARS (#)	LTIP Payouts ($)	All Other Compensation ($)

Anthony England	2002	0	0	0	0	0	0	0
Anthony England	2003	0	0	0	0	0	0	0

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

Title of     Name and Address of Beneficial Owner    Amount and   Percent of

 Class                                                Nature of       Class

                                                      Beneficial

                                                      Ownership

Common    Anthony England                                 1,250,000   34.81%

          1057 West 23rd Street

          North Vancouver, BC, V7P 2H1

          Brent Forgeron                                    625,000   14.53%

          #404-1126 Barclay Street

          Vancouver, BC, V6E 1H1

          Shane Barber                                      625,000   14.53%

          206-1801 Welch Street

          North Vancouver, BC, V7P 1B7

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

Dated: March 30, 2004              Bream Ventures, Inc

                                   (Registrant)

                                        /s/ Anthony England

                                   By: ______________________________________

                                        Anthony England

                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Anthony England       Director and

____________________     President and Chief Executive        April 28, 2004

   Anthony England       Officer (Principal Executive Officer)

/s/Anthony England        Director and

  April 28, 2004

____________________      Chief Financial Officer and

   Anthony England        Secretary (Principal Financial

                          and Accounting Officer)

BREAM VENTURES INC.

Exhibit Index to Annual Report on Form 10-KSB/A for the Fiscal Year Ended December 31, 2003

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

December 31, 2003, of Bream Ventures Inc.;

1.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

2.

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

                                   _________________________

                                   Anthony England

                                   Chief Executive Officer

*  Indicates material omitted in accordance with SEC Release Nos.  33-8238; 34-47986.

I, Anthony England, certify that:

1. I have reviewed this Annual Report on Form 10-KSB/A, for the year ended

December 31, 2003, of Bream Ventures Inc.;

3.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

4.

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

                                   _________________________

                                   Anthony England

                                   Chief Financial Officer

*  Indicates material omitted in accordance with SEC Release Nos.  33-8238; 34-47986.

In connection with the Annual Report on Form 10-KSB/A of Bream Ventures Inc. (the "Company") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony England, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 28, 2004             /s/ Anthony England

                                   _________________________

                                   Anthony England