Form 10-Q
period 2004-03-31
BREAM VENTURES INC
filed 2004-05-18
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For the Quarter ended: March 31, 2004

Commission File No. 001-31546

BREAM VENTURES INC.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of Incorporation or Organization)

98-0232018

(I.R.S. Employer Identification Number)

1057 West 23rd Street

North Vancouver, B.C. V7P 2H1

Phone: (604) 671-8911

(Address, including zip code and telephone number,
including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of

the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days: Yes__X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2004 was 3,890,000 common shares.

#

PART 1

ITEM 1.

FINANCIAL STATEMENTS.

The unaudited financial statements for the three month period ended March 31, 2004 are attached hereto:

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

OVERVIEW

History and Organization

Bream Ventures Inc. (the "Company") was incorporated under the laws of the state of Nevada on March 9, 2001. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement. In connection with the organization of our company, the founding shareholders of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets and we are totally dependent upon the successful completion of future offerings and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

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