Form 10-Q/A
period 2004-03-31
BREAM VENTURES INC
filed 2004-05-18
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

The owner of the property on which the claims are located is Desert Pacific Exploration, Inc. Under the terms of the lease as amended on April 9, 2002, September 25, 2002, June 9, 2003, September 30, 2003, and February 23, 2004, Bream must pay an advance annual royalty as follows:

Date April 9, 2001	Amount $ 5,000	(paid)
March 9, 2002	$ 1,500	(paid)
October 9, 2002	$ 2,000	(paid)
January 9, 2003	$ 1,500	(paid)
June 9, 2003	$ 1,500	(paid)
September 30, 2003	$ 1,000	(paid)
February 24, 2004	$ 5,000	(paid)
Commencement of the Company’s Stock trading	$ 5,000
February 28, 2005	$20,000
February 28, 2006 and every	$20,000

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

#

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

Results of Operations

From Inception on March 9, 2001

We have acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $17,500 for a mining lease. As of March 31, 2004 we have experienced cumulative operating losses of $104,579 for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees. By a lease agreement dated April 9, 2001 and subsequently amended, we acquired our interest in lode mineral claims. Our next lease payment due is $5,000 on commencement of the company’s stock trading. We currently do not have sufficient funds to make our next lease payment. If we are unable to make our next lease payment, we will have to renegotiate the lease.

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on March 9, 2001 to March 31, 2001 was $12,500 as a result of proceeds received from our president and sole director. On April 18, 2001 we received additional cash financing of $12,500 as a result of proceeds received from Shane Barber and Brent Forgeron. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. On March 15, 2004 the Company issued 300,000 common shares at $0.05 per share for $15,000 pursuant to a private placement. As of March 31, 2004 the Company has issued 3,890,000 shares of common stock in equity offerings.

Our business activities to date have been restricted to obtaining a mining engineer's report and examining potential future financings.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of March 31, 2004 we had sustained cumulative operating losses of $104,579. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. On March 15, 2004 the Company issued 300,000 common shares at $0.05 per share for $15,000 pursuant to a private placement. As of March 31, 2004 the Company has issued 3,890,000 shares of common stock in equity offerings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES – 300,000 common shares issued.

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

Dated: May 14, 2004

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

Date: May 14, 2004

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

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony England, Chief Executive Officer and Chief Financial Officer,

certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc. By:

/s/Anthony England

Anthony England

Chief Executive Officer &

Chief Financial Officer

Date: May 14, 2004

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2004	2003
Current
Cash	$ 529	$ 50

Due from related party	1,425	1,425

	$ 1,954	$ 1,475

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 12,033	$ 17,721

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (December 31, 2003: 3,590,000) shares outstanding	3,890	3,590
Additional paid in capital	90,610	75,910
Deficit accumulated during the pre-exploration stage	(104,579)	(95,746)

	(10,079)	(16,246)

	$ 1,954	$ 1,475

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2004 and 2003

and for the period March 9, 2001 (Date of Incorporation) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

			March 9, 2001
			(Date of Incor-
	Three months ended		poration) to
	March 31,		March 31,
	2004	2003	2004
Expenses
Accounting, audit and legal fees	$ 3,478	$ 3,344	$ 55,552
Bank charges	38	46	380
Consulting fees	-	-	5,000
Filing fees	-	-	4,859
Incorporation costs	-	-	870
Management fees	-	-	15,500
Mineral property expenses	5,000	1,500	18,317
Office supplies	-	-	255
Transfer agent fees	317	-	3,846

Net loss for the period	$ 8,833	$ 4,890	$ 104,579

Basic loss per share	$ 0.00	$ 0.00

Weighted average number of shares outstanding	3,640,000	3,590,000

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2004 and 2003,

and for the period March 9, 2001 (Date of Incorporation) to March 31, 2004

 (Stated in US Dollars)

(Unaudited)

			March 9, 2001
			(Date of Incor-
	Three months ended		poration) to
	March 31,		March 31,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$ (8,833)	$ (4,890)	$ (104,579)
Changes in non-cash working capital item related to operations
Accounts payable and accrued liabilities	(5,688)	2,846	12,033

	(14,521)	(2,044)	(92,546)

Cash Flows from Investing Activity
Due from related party	-	1,500	(1,425)

Cash Flows from Financing Activity
Capital stock issued	15,000	-	94,500

Increase (decrease) in cash during the period	479	(544)	529

Cash, beginning of the period	50	544	-

Cash, end of the period	$ 529	$ -	$ 529

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period March 9, 2001 (Date of Incorporation) to March 31, 2004

 (Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock for cash – at $0.01	2,500,000	$ 2,500	$ 22,500	$ -	$ 25,000

Net loss for the period	-	-	-	(40,530)	(40,530)

Balance, as at December 31, 2001	2,500,000	2,500	22,500	(40,530)	(15,530)

Capital stock issued for cash – at $0.05	1,090,000	1,090	53,410	-	54,500

Net loss for the year	-	-	-	(41,537)	(41,537)

Balance, December 31, 2002	3,590,000	3,590	75,910	(82,067)	(2,567)

Net loss for the year	-	-	-	(13,679)	(13,679)

Balance, as at December 31, 2003	3,590,000	3,590	75,910	(95,746)	(16,246)

Capital stock issued for cash – at $0.05	300,000	300	14,700	-	15,000

Net loss for the period	-	-	-	(8,833)	(8,833)

Balance, as at March 31, 2004	3,890,000	$ 3,890	$ 90,610	$ (104,579)	$ (10,079)

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2004, the Company has a working capital deficiency of $11,504, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year.  The Company has accumulated losses of $104,579 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Commitments

a)

Exploration Lease

By a lease agreement dated March 9, 2001 (effective April 9, 2001) and amended April 9, 2002, September 25, 2002, June 9, 2003, and September 30, 2003 and February 23, 2004, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada.  The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met.

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from all production.  In respect to this royalty, the Company is required to pay minimum advanced royalty payments of the following:

Minimum Advance Royalty Payments:

-

$5,000 upon execution (paid);

-

$1,500 on March 9, 2002 (paid);

-

$2,000 on October 9, 2002 (paid);

-

$1,500 on January 9, 2003 (paid);

-

$1,500 on June 9, 2003 (paid);

-

$1,000 on September 30, 2003 (paid);

-

$5,000 on February 24, 2004 (paid);

-

$5,000 on commencement of the company’s stock trading;

-

$20,000 on February 28, 2005; and

-

$50,000 on February 28, 2006 and every February 28 thereafter.

The Company can reduce the net smelter return royalty to 0.75% by payment of a buy-out price of $3,000,000.  Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

Performance Commitment:

In the event that the Company terminates the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year.  The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company’s activities on the property.

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