Form 10QSB
period 2004-06-30
BREAM VENTURES INC
filed 2004-08-10
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

For the Quarter ended: June 30, 2004

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

Yes__X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2004 was 3,890,000 common shares.

PART 1

ITEM 1.

FINANCIAL STATEMENTS.

The unaudited financial statements for the six month period ended June 30, 2004 are attached hereto:

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

The leased property is comprised of approximately 160 acres. The owner of record is Desert Pacific Exploration, Inc. of which Herb Duerr is the sole shareholder. Rental fees assessed by the BLM and intent to hold fees assessed by the State of Nevada and Mineral County have been paid through August 31, 2004. The surrounding land is owned by the United States Forest Service and is open for staking. Mr. Jucevic recommends that we may need to stake at least 35 additional claims to cover the strike and provide an adequate buffer on either side of the mineralized zone.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Bream will consider hiring technical consultants as funds from additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. England.

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

Results of Operations

From Inception on March 9, 2001

We have acquired our first interest in lode mineral claims. At this time we have not yet commenced the research and/or exploration or mining operations on that property. We have paid $17,500 for a mining lease. As of June 30, 2004 we have experienced cumulative operating losses of $105,244 for filing fees, legal and accounting fees, resource property costs, management fees and transfer agent fees. By a lease agreement dated April 9, 2001 and subsequently amended, we acquired our interest in lode mineral claims. Our next lease payment due is $5,000 on commencement of the company’s stock trading. We currently do not have sufficient funds to make our next lease payment. If we are unable to make our next lease payment, we will have to renegotiate the lease.

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on March 9, 2001 to June 30, 2001 was $12,500 as a result of proceeds received from our president and sole director. On April 18, 2001 we received additional cash financing of $12,500 as a result of proceeds received from Shane Barber and Brent Forgeron. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. On March 15, 2004 the Company issued 300,000 common shares at $0.05 per share for $15,000 pursuant to a private placement. As of June 30, 2004 the Company has issued 3,890,000 shares of common stock in equity offerings.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. England has paid $12,500 in cash in exchange for 1,250,000 shares of common stock and the remaining two shareholders have each paid $6,250 for 625,000 shares of common stock each. This money has been utilized for organizational and start-up costs and as operating capital. As of June 30, 2004 we had sustained cumulative operating losses of $105,244. On October 4, 2002, the Company issued 1,090,000 common shares at $0.05 per share for $54,500 pursuant to an SB-2 Registration Statement. On March 15, 2004 the Company issued 300,000 common shares at $0.05 per share for $15,000 pursuant to a private placement. As of June 30, 2004 the Company has issued 3,890,000 shares of common stock in equity offerings.

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

Dated: August 3, 2004

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

Date: August 3, 2004

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

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony England, Chief Executive Officer and Chief Financial Officer,

certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Bream Ventures, Inc. for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc. By:

/s/Anthony England

Anthony England

Chief Executive Officer &

Chief Financial Officer

Date: August 3, 2004

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

	June 30,	December 31,
ASSETS	2004	2003
Current
Cash	$ 481	$ 50

Due from related party	1,425	1,425

	$ 1,906	$ 1,475

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 12,650	$ 17,721

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (December 31, 2003: 3,590,000) shares outstanding	3,890	3,590
Additional paid in capital	90,610	75,910
Deficit accumulated during the pre-exploration stage	(105,244)	(95,746)

	(10,744)	(16,246)

	$ 1,906	$ 1,475

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2004 and 2003

and for the period March 9, 2001 (Date of Incorporation) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

					March 9, 2001
					(Date of Incor-
	Three months ended		Six months ended		poration) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Expenses
Accounting, audit and legal	$ 397	$ -	$ 3,875	$ 3,344	$ 55,949
Bank charges (recovery)	48	(2)	86	44	428
Consulting	-	-	-	-	5,000
Filing fees	-	-	-	-	4,859
Incorporation costs	-	-	-	-	870
Management fees	-	-	-	-	15,500
Mineral property expenses	-	-	5,000	-	18,317
Office and miscellaneous	-	-	-	-	255
Transfer agent fees	220	-	537	-	4,066

Net income (loss) for the period	$ (665)	$ 2	$ (9,498)	$ (4,888)	$ (105,244)

Basic earnings (loss) per share	$ 0.00	$ 0.00	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	3,890,000	3,590,000	3,890,000	3,590,000

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2004 and 2003,

and for the period March 9, 2001 (Date of Incorporation) to June 30, 2004

 (Stated in US Dollars)

(Unaudited)

			March 9, 2001
			(Date of Incor-
	Three months ended		poration) to
	June 30,		June 30,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$ (9,498)	$ (4,888)	$ (105,244)
Changes in non-cash working capital item related to operations
Accounts payable and accrued liabilities	(5,071)	2,844	12,650

	(14,569)	(2,044)	(92,594)

Cash Flows from Investing Activity
Due from related party	-	1,500	(1,425)

Cash Flows from Financing Activity
Capital stock issued	15,000	-	94,500

Increase (decrease) in cash during the period	431	(544)	481

Cash, beginning of the period	50	544	-

Cash, end of the period	$ 481	$ -	$ 481

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period March 9, 2001 (Date of Incorporation) to June 30, 2004

 (Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock for cash – at $0.01	2,500,000	$ 2,500	$ 22,500	$ -	$ 25,000

Net loss for the period	-	-	-	(40,530)	(40,530)

Balance, as at December 31, 2001	2,500,000	2,500	22,500	(40,530)	(15,530)

Capital stock issued for cash – at $0.05	1,090,000	1,090	53,410	-	54,500

Net loss for the year	-	-	-	(41,537)	(41,537)

Balance, December 31, 2002	3,590,000	3,590	75,910	(82,067)	(2,567)

Net loss for the year	-	-	-	(13,679)	(13,679)

Balance, as at December 31, 2003	3,590,000	3,590	75,910	(95,746)	(16,246)

Capital stock issued for cash – at $0.05	300,000	300	14,700	-	15,000

Net loss for the period	-	-	-	(9,498)	(9,498)

Balance, as at June 30, 2004	3,890,000	$ 3,890	$ 90,610	$ (105,244)	$ (10,744)

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2004

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at June 30, 2004, the Company has a working capital deficiency of $12,169, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year.  The Company has accumulated losses of $105,244 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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