Form 10QSB
period 2004-09-30
BREAM VENTURES INC
filed 2004-11-15
CIK 1137143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

 ☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 001-31546

BREAM VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0232018
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

SUITE 900, 555 BURRARD STREET
VANCOUVER, BRITISH COLUMBIA	V7X 1M8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	604-699-8622

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes  ☐  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,390,000 Shares of Common Stock as of November 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

BREAM VENTURES INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

BREAM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Stated in US Dollars)
(Unaudited)

	September 30	December 31,
	2004	2003

ASSETS

Current
Cash	$9	$50

Due from related party	1,425	1,425

	$1,434	$1,475

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,193	$17,721
Loan payable	900	-

	16,093	17,721

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
100,000,000 shares authorized
3,890,000 (December 31, 2003: 3,590,000) shares outstanding	3,890	3,590
Additional paid in capital	90,610	75,910
Deficit accumulated during the pre-exploration stage	(109,159)	(95,746)

	(14,659)	(16,246)

	$1,434	$1,475

Commitments – Note 3
Subsequent Event – Note 4

SEE ACCOMPANYING NOTES

BREAM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2004 and 2003 and for the period March 9, 2001 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)
(Unaudited)

						March 9, 2001
						(Date of Incor -
	Three months ended		Nine months ended			poration) to
	September 30,		September 30,			September 30,
	2004	2003	2004	2003		2004
Expenses
Accounting, audit and legal	$2,422	$1,251	$6,297	$4,595		$58,371
Bank charges	22	-	108	44		450
Consulting	-	-	-	-		5,000
Filing fees	-	-	-	-		4,859
Incorporation costs	-	-	-	-		870
Management fees	-	-	-	-		15,500
Mineral property expenses	1,350	3,500	6,350	5,000		19,667
Office and miscellaneous	-	-	-	-		255
Transfer agent fees	121	-	658	-		4,187

Net loss for the period	$(3,915)	$(4,751)	$(13,413)	$(9,639)	$	(109,159)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	3,890,000	3,590,000	3,768,022	3,590,000

SEE ACCOMPANYING NOTES

BREAM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three and nine months ended September 30, 2004 and 2003 and for the period March 9, 2001 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)
(Unaudited)

			March 9, 2001
			(Date of Incor -
	Nine months ended		poration) to
	September 30,		September 30,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$(13,413)	$(9,639)	$(109,159)
Changes in non-cash working capital
item related to operations
Accounts payable and accrued liabilities	(2,528)	7,595	15,193

	(15,941)	(2,044)	(93,966)

Cash Flows from (used in) Investing Activity
Due from related party	-	1,500	(1,425)

Cash Flows from Financing Activities
Capital stock issued	15,000	-	94,500
Loan payable	900	-	900

	15,900	-	95,400

Increase (decrease) in cash during the period	(41)	(544)	9

Cash, beginning of the period	50	544	-

Cash, end of the period	$9	$-	$9

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

BREAM VENTURES INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period March 9, 2001 (Date of Incorporation) to September 30, 2004
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid -in	Pre -exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash
– at $0.01	2,500,000	$2,500	$22,500	$-	$25,000

Net loss for the period	-	-	-	(40,530)	(40,530)

Balance, as at December 31, 2001	2,500,000	2,500	22,500	(40,530)	(15,530)

Capital stock issued for cash
– at $0.05	1,090,000	1,090	53,410	-	(54,500)

Net loss for the year	-	-	-	(41,537)	(41,537)

Balance, as at December 31, 2002	3,590,000	3,590	75,910	(82,067)	(2,567)

Net loss for the year	-	-	-	(13,679)	(13,679)

Balance, as at December 31, 2003	3,590,000	3,590	75,910	(95,746)	(16,246)

Capital stock issued for cash
– at $0.05	300,000	300	14,700	-	15,000

Net loss for the period	-	-	-	(13,413)	(13,413)

Balance, as at September 30, 2004	3,890,000	$3,890	$90,610	$(109,159)	$(14,659)

SEE ACCOMPANYING NOTES

BREAM VENTURES INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim nine month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 annual financial statements.

Note 2	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2004, the Company has a working capital deficiency of $16,084, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $109,159 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3	Commitments

Exploration Lease

By a lease agreement dated March 9, 2001 (effective April 9, 2001) and amended April 9, 2002, September 25, 2002, June 9, 2003, September 2, 2003, September 30, 2003 and February 24, 2004, the Company was granted the exclusive right to explore, develop and mine the Panorama Project mineral property located in Mineral County of the State of Nevada. The term of the lease is for 20 years with automatic extensions as long as conditions of the lease are met.

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

Bream Ventures Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2004
(Stated in US Dollars) – Page 2
(Unaudited)

Note 3	Commitments – (cont'd) Exploration Lease– (cont'd) Minimum Advance Royalty Payments:

	—	$5,000 upon execution (paid);
	—	$1,500 on March 9, 2002 (paid);
	—	$2,000 on October 9, 2002 (paid);
	—	$1,500 on January 9, 2003 (paid);
	—	$1,500 on June 9, 2003 (paid);
	—	$1,000 on September 30, 2003 (paid);
	—	$5,000 on February 24, 2004 (paid);
	—	$5,000 on commencement of the company's stock trading;
	—	$20,000 on February 28, 2005; and
	—	$50,000 on February 28, 2006 and every February 28 thereafter.

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

On November 4, 2004, the Company announced a reorganization of the Company's common stock involving the cancellation of 2,500,000 shares of common stock and a 25 to 1 split of its common stock.

Item 2.                           Management's Discussion and Analysis or Plan of Operations

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "Bream" and "our company" mean Bream Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-KSB for the year ended December 31, 2003. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

We are a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired a mining lease on a total of 8 unpatented lode mineral claims located, in western Nevada approximately 150 miles south of Reno, Nevada. Our plan of operations is to carry out exploration work on the claims in order to ascertain whether they possess commercially viable deposits of gold. Further exploration of the mineral claims is required before a final determination as to their viability can be made. No commercially viable mineral deposit may exist on our mineral claims. We can provide no assurance that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claims.

Acquisition of Panorama Project

Pursuant to a mining lease agreement (the "Lease Agreement") dated effective April 9, 2001, between Bream and Desert Pacific Exploration, Inc. ("Desert Pacific"), as amended April 9, 2002, September 25, 2002, June 9, 2003, September 2, 2003, September 30, 2003 and February 24, 2004, we acquired from Desert Pacific a renewable 20 year lease of eight unpatented lode mineral claims located in the Mt. Diablo Base and Meridian in Mineral County, Nevada, referred to as the "Panorama Project". An unpatented claim is one in which more assessment work is necessary before all mineral rights can be claimed.

Pursuant to the terms of the Lease Agreement, as amended, we acquired the exclusive right to explore, develop and mine the Panorama Project for gold, silver and other valuable minerals, in consideration of which we are required to pay the following to Desert Pacific: (i) a fee of $5,000 on April 9, 2001; (ii) a fee of $1,500 on March 9, 2002; (iii) a fee of $2,000 on October 9, 2002; (iv) a fee of $1,500 on January 9, 2003; (v) a fee of $1,500 on June 9, 2003; (vi) a fee of $1,000 on September 30, 2003; (vii) a fee of $5,000 February 24, 2004, (viii) a fee of $5,000 on the public listing and trading of Bream's common stock; (ix) a fee of $20,000 on February 28, 2005, (x) a fee of $50,000 on February 27, 2006 and every February 28 thereafter; and (xi) a royalty of 3% on net smelter returns (as defined in the agreement) subject to buyout at a price of $3,000,000 at our option. We further agreed to pay all applicable federal, state, and county claim maintenance or rental fees required to be paid for the Panorama Project. To date we have expended $17,500 on lease payments to Desert Pacific under the Lease Agreement.

Description of Property

The Panorama Project is located in western Nevada, Mineral County, approximately 150 miles south of Reno and 48 miles north of Bishop, California. Access to the property from Bishop, California, is via highway US 6, north for a distance of 48.2 miles to the CCC Ranch Road.

The leased property is comprised of approximately 160 acres. Applicable fees assessed by the State of Nevada and Mineral County have been paid through August 31, 2004. The surrounding land is owned by the United States Forest Service and is open for staking. Edward P. Jucevic, P.E., our consulting geologist, recommends that we may need to stake at least 35 additional claims to cover the strike and provide an adequate buffer on either side of the mineralized zone.

At present, there are no plans to locate these additional 35 claims. We will not locate additional claims unless it should become necessary in order to protect the claims we have already leased. Should the additional 35 claims be staked at some future date, the estimated cost of the work plus filing fees would be approximately $8,400, broken down as follows: staking fees $90 per claim, federal filing fees $135 per claim, state filing fees $14 per claim plus a map fee of $15. The risk in not pursuing additional claims is that a third party may stake this peripheral ground. If at some future time it was decided to expand the size of the currently leased claim, an agreement would have to be negotiated with that third party in which we might be required to pay a rental or royalty fee for minerals recovered on these additional claims.

Current State of Exploration

Our business activities to date have been restricted to obtaining a lease on the Panorama Project and a report on the Panorama Project from our consulting geologist, Edward P. Jucevic. We received a report from Mr. Jucevic entitled, "Technical Report – Panorama Project, Mineral County, Nevada" on April 9, 2001. Mr. Jucevic's report details the geological and mining history of the claims leased by Bream, including the land status, climate, geology and mineralization. In his report Mr. Jucevic noted that past exploration efforts have indicated potential mineable grades and thickness near surface, but have failed to delineate a significant ore body to date. The report concludes that based upon previous mining activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations. Mr. Jucevic recommended a two phase exploration program be undertaken to test high-grade portions of vein zones identified in previous explorations.

The recommended exploration program is as follows:

Phase	Work Program	Cost	Estimated Time of Completion
Phase I	Acquisition by staking of target areas, complete cross section of drilling, detailed aeromeg surveying of property, soil sampling of areas of interest, drilling of 8 angle RC holes across mineralized fault zones.	$60,000	Six months to complete
Phase II	Drilling of 30 angle holes across mineralized feeder faults, and reclamation.	$60,000	Six months to complete

We have not yet commenced Phase I of our exploration program. The commencement of Phase I is subject to our obtaining additional financing. The estimated cost of Phase I of our exploration program is $60,000. We had cash of $9 as at September 30, 2004 and a net loss of $109,159 since our inception. We have insufficient cash on hand to pay the costs of Phase I of our proposed exploration program and to fund our operations for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program, if warranted.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program in order to assess whether our claims possess commercially exploitable mineral deposits. The total cost of Phase I is estimated to be $60,000. We have insufficient cash on hand to fund Phase I and require additional financing to proceed with Phase I of our exploration program. At present, we have no plans to engage in any alternative business if we cease or suspend operations as a result of insufficient funds to complete any phase of our exploration program, however, we may seek other business opportunities in the future.

Phase I will involve staking of open ground at a cost of $5,000. Filing fees are anticipated to be $7,000. We will then initiate drilling for soil sample areas of potential interest including 8 angle holes 300 feet long across the suspected areas that indicate the presence of ore. Drilling and assaying costs are expected to be approximately $34,000. Samples will be assayed for gold, silver, arsenic, mercury, bismuth, and copper on 5 foot intervals. The cost of permitting and geological analysis is estimated to be $7,000. In addition, we anticipate incurring costs of $1,000 for soil and rock sampling and $2,000 for data compilation fees. The total cost of Phase I will is estimated to be $60,000 and will take approximately six months to complete.

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

If we decide to proceed with Phase II, subject to positive results from Phase I and a recommendation to proceed with Phase II from our consulting geologist, we will be required to obtain additional financing. Phase II will consist of more extensive drilling of 30 angle holes averaging 300 feet across to determine the extent, depth and dip of ore discovered in Phase I. We anticipate incurring costs of $39,000 for drilling and assaying in addition to $6,000 for drill site construction in Phase II. We will also incur costs of $10,000 for a geologist $5,000 for permitting and reclamation. It is anticipated that the total cost of Phase II will be $60,000. Phase II will take approximately six months to complete.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30

			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Total Income	-	-	-	-	-	-

Operating	$3,915	$4,751	(17.6%)	($13,413)	($9,639)	39.1%
Expenses

Net Income (Loss)	$(3,915)	$(4,751)	(17.6%)	($13,413)	($9,639)	39.1%
from Operations

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

The primary components of our operating expenses are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Professional fees	$2,422	$1,251	93.6%	$6,297	$4,595	37%
Transfer agent fees	$121	-	100%	$658	-	100%
Mineral property	$1,350	$3,500	(61.4%)	$6,350	$5,000	27%
expenses
Miscellaneous expenses	$22	-	100%	$108	$44	145%
Total Operating Expenses	$,915	$4,751	(17.6%)	$13,413	$9,639	39.1%

Our operating expenses incurred during the nine month period ended September 30, 2004 increased primarily as a result of increased mineral property expenses nd professional fees incurred in connection with our ongoing reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act"). We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of Phase I of our geological exploration program, subject to additional financing and the professional fees to be incurred in connection with our ongoing reporting obligations under the Exchange Act.

Net Loss

The increase in our net loss during the nine month period ended September 30, 2004 was entirely attributable to operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$1,434	$1,475	(2.7)%
Current Liabilities	$16,093	$17,721	(9.1)%
Working Capital (Deficit)	$(16,084)	$(17,671)	(8.9)%

Cash Flows
	Nine Months Ended September 30
	2004	2003
Cash Flows from (used in) Operating Activities	$(15,941)	$(2,044)
Cash Flows from (used in) Investing Activities	-	$1,500
Cash Flows from (used in) Financing Activities	$15,900	-
Net Increase (decrease) in Cash During Period	$(41)	$(544)

Net cash from financing during the nine months ended September 30, 2004 included proceeds of $15,000 from a private placement of 300,000 of our common shares at a price of $0.05 completed in March, 2004. Proceeds of the private placement were used for working capital and to meet our lease obligations under the Lease Agreement. We anticipate that we will incur approximately $50,000 for operating expenses, including professional legal and accounting expenses associated with our ongoing reporting requirements under the Exchange Act and lease payments under the Lease Agreement during the next twelve months.

Financing Requirements

From inception to September 30, 2004, we have suffered losses totalling $109,159 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business.

Our interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. Our current operating funds are insufficient to complete our proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at September 30, 2004, we had cash in the amount of $9. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of our mineral claims. We also require additional financing to sustain our business operations if we are not successful in earning revenues.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                           CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                           LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed an offering of 300,000 shares of our common stock at a price of $0.05 per share to a total of 5 purchasers known to the Company's directors in March, 2004. The total amount we received from this offering was $15,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3.                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                           OTHER INFORMATION

Reorganization and Stock Split

On November 4, 2004 we announced a reorganization of Bream involving the following:

  A total of 2,500,000 shares of our common stock held by our principal shareholders was cancelled leaving an aggregate of 1,390,000 of our shares of common stock issued and outstanding;

  We decided to effect a 25 to 1 split of our common stock (the "Stock Split") following which there will be an aggregate of 34,750,000 shares issued and outstanding; and

  A restructuring of our management, as described below.

The Stock Split will be effected on November 19, 2004 by way of a stock dividend to our stockholders of record as at the close of business on November 17, 2004. Our common stock will trade on the over-the-counter bulletin board on a post-split basis on November 19, 2004.

Appointment of New Officers and Directors

In connection with our corporate reorganization, on November 4, 2004 Anthony J. England resigned as our President, Secretary and Treasurer and was appointed as our Vice President of Corporate Development. Also on November 4, 2004, Ian G. Park was appointed as a director, Chairman of our board of directors and President, and Gary Harbottle was appointed as our Secretary and Treasurer.

The following is a brief description of the background and business experience of Mr. Park and Mr. Harbottle:

Ian G. Park is the president of a private company, Latinvest Capital Limited based in Toronto, Canada dedicated to international investments and management consulting in the fields of mining and exploration. Mr. Park was the founder of Greenstone Resources in 1986, one of the first Canadian companies to invest in exploration and mine development in Latin America. This company invested over $10 million in Colombia and built the third largest gold mine in the country in 1991, the Oronorte mine located in Zaragoza, Antioquia. Greenstone raised over $100 million to develop open pit mines in Panama and Honduras and successfully privatized the La Libertad mine in Nicaragua in 1991. In the 1970s, Mr. Park served as chief geophysicist for Union Miniere Exploration, based in Toronto where he supervised Canadian geophysical exploration for porphyry copper gold deposits in Western Canada, and massive sulfides and gold exploration in Eastern Canada. He is a graduate of the University of Toronto with a Bachelor of Science in Geology and Geophysics and is a graduate of Dalhousie University where he received a Masters of Science in Marine Geology and Geophysics.

Gary Harbottle has over 20-years experience providing accounting, taxation, and regulatory compliance services as well as general business advice to numerous public and private companies. He has worked with mining and mineral exploration companies around the world, including Canada, the United States, South America and Indonesia. Companies with which Mr. Harbottle has been affiliated include Red Lake Resources Ltd, Grande Portage Resources Ltd., Seabridge Gold Inc, Inlet Resources Ltd., and Borneo Gold Corp. Mr. Harbottle is a graduate of the British Columbia Institute of Technology (1982).

ITEM 6.                           EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

1.1	Form of Subscription Agreement (1)

1.2	Subscription Agreement of Anthony England(1)

1.3	Subscription Agreement of Brent Fogerton (1)

1.4	Subscription Agreement of Shane Barber(1)

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Stock Certificate (1)

10.1	Mineral Lease Agreement dated effective April 9, 2001 between Bream Ventures Inc. and Desert Pacific Exploration, Inc. (the "Mineral Lease Agreement") (1)

10.2	Amendment to the Mineral Lease Agreement dated April 9, 2001 between Bream Ventures Inc. and Desert Pacific Exploration, Inc. (2)

10.3	Amendment to the Mineral Lease Agreement dated September 2, 2003 between Bream Ventures Inc. and Desert Pacific Exploration, Inc.

10.4	Amendment to the Mineral Lease Agreement dated September 30, 2003 between Bream Ventures Inc. and Desert Pacific Exploration, Inc.

10.5	Amendment to the Mineral Lease Agreement dated February 24, 2004 between Bream Ventures Inc. and Desert Pacific Exploration, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 21, 2001.
(2)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A filed on May 16, 2002 .

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BREAM VENTURES INC.

By:	/s/ Ian G. Park
IAN G. PARK
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2004