Form 10KSB/A
period 2003-12-31
BREAM VENTURES INC
filed 2005-01-12
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

For the fiscal year ended December 31, 2003

Commission File No. 001-31546

BREAM VENTURES INC.

(Name of small business issuer in its charter)

Nevada	98-0232018
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1057 West 23rd Street
North Vancouver, B.C. V7P 2H1
Phone: (604) 671-8911
(Address, including zip code and telephone number,
including area code, of registrant’s executive offices)

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

Yes   ☒   No    ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 2005, $29,200,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 11, 2005 there were 35,250,000 shares of the Company’s common stock issued and outstanding.

State the issuer’s revenues for its most recent fiscal year:
Net loss of $13,679

Documents Incorporated by Reference:

None

Purpose

This Form 10-KSB/A to the 2003 Form 10-KSB of Bream Ventures Inc. is being filed to report the information required by Item 7 of Part II of Form 10-KSB. The Financial Statements of the Company have been refiled to include the name of the Company’s independent auditor in the independent auditor’s report.

TABLE OF CONTENTS

Index

PART II

Item 7. Financial Statements

PART IV

Item 13.	Exhibits and Reports on Form 8-K Signatures Exhibit Index to Annual Report Certification

PART II

ITEM 7. FINANCIAL STATEMENTS

BREAM VENTURES INC.
INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report

Balance sheets as of December 31, 2003 and 2002

Statements of operations for the years
December 31, 2003, 2002, and 2001

Statements of cash flows for the years ended
December 31, 2003, 2002, and 2001

Statements of stockholders’ deficiency for the years ended
December 31, 2003, 2002, and 2001

Notes to financial statements

BREAM VENTURES, INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2003 and 2002

(Stated in US Dollars)

Terry Amisano Ltd.	Amisano Hanson

Kevin Hanson, CA	Chartered Accountants

INDEPENDENT AUDITORS’ REPORT

To the Stockholders,
Bream Ventures, Inc.

We have audited the accompanying balance sheets of Bream Ventures, Inc. (A Pre-exploration Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and the period March 9, 2001 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Bream Ventures, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and the period March 9, 2001 (Date of Incorporation) to December 31, 2001 and for the period from March 9, 2001 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada March 16, 2004	“AMISANO HANSON” CHARTERED ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

BREAM VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS
December 31, 2003 and 2002
(Stated in US Dollars)

ASSETS	2003	2002
Current
Cash	$50	$544

Due from related party — Note 3	1,425	3,000

	$1,475	$3,544

LIABILITIES
Current
Accounts payable and accrued liabilities	$17,721	$6,111

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 100,000,000 shares authorized 3,590,000 (2002: 3,590,000) shares outstanding	3,590	3,590
Additional paid in capital	75,910	75,910
Deficit accumulated during the pre-exploration stage	(95,746)	(82,067)

	(16,246)	(2,567)

	$1,475	$3,544

Nature and Continuance of Operations — Note 1
Commitments — Note 4
Subsequent Event — Notes 4 and 7

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2003 and 2002,
for the period March 9, 2001 (Date of Incorporation) to December 31, 2001
and for the period March 9, 2001 (Date of Incorporation) to December 31, 2003
(Stated in US Dollars)

			March 9, 2001	March 9, 2001
			(Date of Incor-	(Date of Incor-
			poration) to	poration) to
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2003
Expenses
Accounting, audit and legal	$6,858	$20,004	$25,212	$52,074
Bank charges	69	159	114	342
Consulting fees — Note 4	—	5,000	—	5,000
Filing fees	2,322	320	2,217	4,859
Incorporation costs	—	—	870	870
Management fees	—	10,500	5,000	15,500
Mineral property costs	3,000	4,457	5,860	13,317
Office supplies	—	203	52	255
Transfer agent fees	1,430	894	1,205	3,529

Net loss for the period	$(13,679)	$(41,537)	$(40,530)	$(95,746)

Basic loss per share	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	3,590,000	2,762,795	2,268,519

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2003 and 2002,
for the period March 9, 2001 (Date of Incorporation) to December 31, 2001
and for the period March 9, 2001 (Date of Incorporation) to December 31, 2003
(Stated in US Dollars)

			March 9, 2001	March 9, 2001
			(Date of Incor-	(Date of Incor-
			poration) to	poration) to
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2003
Cash Flows used in Operating Activities
Net loss for the period	$(13,679)	$(41,537)	$(40,530)	$(95,746)

Changes in non-cash working capital balances related to operations
Accounts receivable	—	110	(110)	—
Accounts payable and accrued liabilities	11,610	(9,921)	16,032	17,721

	(2,069)	(51,348)	(24,608)	(78,025)

Cash Flows from Financing Activity
Capital stock issued	—	54,500	25,000	79,500

Cash Flows from (used) in Investing Activity
Due from related party	1,575	(3,000)	—	(1,425)

Increase (decrease) in cash during the period	(494)	152	392	50
Cash, beginning of the period	544	392	—	—

Cash, end of the period	$50	$544	$392	$50

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$—	$—	$—	$—

Income Taxes	$—	$—	$—	$—

SEE ACCOMPANYING NOTES

BREAM VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period March 9, 2001 (Date of Incorporation) to December 31, 2003
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total
Capital stock issued for cash — at $0.01	2,500,000	$2,500	$22,500	$—	$25,000
Net loss for the period	—	—	—	(40,530)	(40,530)

Balance, as at December 31, 2001	2,500,000	2,500	22,500	(40,530)	(15,530)

Capital stock issued for cash — at $0.05	1,090,000	1,090	53,410	—	54,500
Net loss for the year	—	—	—	(41,537)	(41,537)

Balance, as at December 31, 2002	3,590,000	$3,590	$75,910	$(82,067)	$(2,567)
Net loss for the year	—	—	—	(13,679)	(13,679)

Balance, as at December 31, 2003	3,590,000	$3,590	$75,910	$(95,746)	$(16,246)

BREAM VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company has entered into a lease agreement to explore and mine a property located in the state of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $17,671 as at December 31, 2003, and has accumulated a deficit of $95,746 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Bream Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) — Page 2

Note 2	Summary of Significant Accounting Policies — (cont’d)

Mineral Lease

Costs of lease acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No. 109 “Accounting for Income Taxes”.

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

Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of due from related party also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Bream Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) — Page 3

Note 2	Summary of Significant Accounting Policies — (cont’d)

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

Note 4	Commitments — Note 7

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

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

— $5,000 upon execution (paid);

— $1,500 on March 9, 2002 (paid);

— $2,000 on October 9, 2002 (paid);

— $1,500 on January 9, 2003 (paid);

— $1,500 on June 9, 2003 (paid);

— $1,000 on September 30, 2003 (subsequently paid);

— $5,000 on February 24, 2004 (subsequently paid);

— $5,000 on commencement of the company’s stock trading;

— $20,000 on February 28, 2005; and

— $50,000 on February 28, 2006 and every February 28 thereafter.

Bream Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) — Page 4

Note 4	Commitments — Note 7 — (cont’d)

a) Exploration Lease — (cont’d)

Minimum Advance Royalty Payments: — (cont’d)

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

b) Consulting Agreement

Pursuant to an agreement dated October 25, 2002, the Company engaged GID Financial Solutions, Inc., a Nevada Corporation, to assist the Company to have its stock quoted for public trading on the OTC Bulletin Board service or some other comparable quotation system. The Company will pay $17,500 as follows:

— $5,000 upon execution of the agreement (paid); and

— $12,500 within five days after a Form 211 filing is deemed cleared by the NASDR OTC Compliance examiner.

Note 5 Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$20,804
Less valuation allowance	(20,804)

$—

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
(Stated in US Dollars) — Page 5

Note 6	Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $95,746, the benefit of which has not been recorded in the financial statements.

Note 7	Subsequent Event — Note 4

Subsequent to December 31, 2003, the Company received $15,000 in share subscriptions for a private placement of 300,000 shares at $0.05 per share.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

3.1	Certificate and Articles of Incorporation*
3.2	Bylaws**
31.1	Certifications by Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certifications by Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002 (furnished but not filed).

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

Dated: January 12, 2005	Bream Ventures, Inc (Registrant)
	By:	/s/ Gary Harbottle
Gary Harbottle Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ian G. Park Ian G. Park	Director and President and Chief Executive Officer (Principal Executive Officer)	January 12, 2005

/s/ Anthony England Anthony England	Director and Chief Operating Officer	January 12, 2005

/s/ Gary Harbottle Gary Harbottle	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 12, 2005

/s/ R.X. XU R.X. XU	Director	January 12, 2005

/s/ Vincent Vincent Joe	Director	January 12, 2005

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certifications by Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certifications by Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.