Form 10KSB
period 2004-12-31
SINO SILVER CORP.
filed 2005-04-01
CIK 1137143

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

For the fiscal year ended December 31, 2004

Commission File No. 001-31546

SINO SILVER CORP.

(Name of small business issuer in its charter)

Nevada	98-0232018
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Bentall II, Suite 900, 555 Burrard Street
Vancouver, B.C. V7X 1M8
Phone: (604) 699-8622
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

Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $58,372,500.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2004 there were 35,250,000 shares of the Company’s common stock issued and outstanding. State the issuer’s revenues for its most recent fiscal year: $0

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004, are hereby incorporated by reference in Part III of this Annual Report on Form 10-KSB.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

     The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company’s behalf. The Company disclaims any obligation to update forward looking statements.

History and Organization

     Sino Silver Corp. (the “Company”) was incorporated under the laws of the state of Nevada on March 9, 2001 as Bream Ventures Inc. On November 24, 2004, the Company effected a forward 25 for 1 stock split by way of a stock dividend. The Company entered into a Memorandum of Understanding (“MOU”) on November 27, 2004 with Sino-Top Resources and Technologies, Ltd., an entity incorporated under the laws of the People’s Republic of China (“Sino-Top”), and certain affiliated persons. The Company and Sino-Top agreed to enter into an equity joint venture to participate in the exploration and evaluation, and if feasible, the mining of silver and other mineral resources at between four to eleven properties located in the Inner Mongolia region of China. In December 2004, the Company’s name was changed to Sino Silver Corp. The Company has not commenced business operations and we are considered a pre-exploration stage enterprise. Through December 31, 2004, activities have been primarily limited to organizational matters, the review of certain geological reports relative to certain properties in Inner Mongolia, China, and the negotiation and execution of a strategic cooperative agreement and the MOU in connection with potential activities in China.

Previous Operations

     On April 9, 2001, the Company acquired a 15-year mining lease from Desert Pacific Exploration, Inc., the owner of eight unpatented lode mineral claims, sometimes referred to as the Panorama Project, located in western Nevada approximately 150 miles south of Reno, Nevada and 48 miles north of Bishop, California. The Company has decided not to pursue the opportunities pursuant to this mining lease.

Current Operations

     The Company’s current business strategy focuses on silver exploration and development of silver mines in mainland China. The Company signed a strategic cooperative agreement in November 2004 with CITIC Metal Ltd. (“CITIC Metal”), a subsidiary of China International Trust and Investment Corporation (“CITIC”). Under this agreement, CITIC Metal will assist the Company in the identification and acquisition of interests in mining properties located in China.

     CITIC, established in 1979, is a large transnational conglomerate with 44 subsidiaries located on mainland China, Hong Kong and in other parts of the world. CITIC’s core businesses include finance, energy, manufacturing, real estate and telecommunications. CITIC Metal is one of the few licensed silver importers and exporters in China. CITIC Metal is also involved in the import and export of major metals products such as ferro-niobium, nitrovan ferro-alloy and iron ore.

     Sino-Top and the Company entered into a formal Joint Venture Agreement, dated as of January 27, 2005, setting forth the terms of the business (the “JV Agreement”). Under the JV Agreement, Sino-Top stockholders will retain a 40% equity interest in Sino-Top. The Company will contribute a total of $1,000,000 in return for a 60% equity interest in Sino-Top. The initial $500,000, which is in escrow, will be paid to Sino-Top upon receipt of its business license from Chinese authorities. The remaining $500,000 obligation will be paid by the Company in installments over two years. The Company has the option to have an additional seven properties contributed to Sino-Top, requiring payments by the Company to Sino-Top of an additional approximately $2,000,000 over a two-year period. Sino-Top is managed by a five-member Board of Directors, three of which are appointed by the Company and two by the other Sino-Top stockholders.

     The Sino-Top properties are located in the Erbahou Silver District in Northern China. The following summary information regarding the properties was derived from a report prepared by the North China Nonferrous Geological Prospecting Bureau General Exploration Agency (NCGEA) and previously given to the Company.

Aobaotugonao Silver Project

Project Classification — Exploration.

Location — The Aobaotugonao Silver Project is located in the Erbaohuo Silver District near Gaoyingzi Village, Muxiga Town of Keshiketeng County in Inner Mongolia, covering a total area of 37.18 km2.

Geological Background — Exposed geological layers are of Upper and Middle Jurassic acidic lavas and clasolite, with intercalations of slate and marble, with intrusions of granite porphyry of late Yanshan age and strong sericite and silica mineralization as well as carbonate alteration and skarn. The region has several developed fault structures.

Mineralization — The mineralization of the region is typical of skarn which is developed along the faults and marble areas, with two known mineralized zones. The No. 1 mineralized zone is primarily comprised of Pb (0.62-0.93%), Zn (0.75-0.79%) and Ag (265-532g/t), and stretches 30 meters in length with a width of between 1 - 2.5 meters. The No. 2 zone is 25 meters long, with an average silver grade of approximately 668g/t. Spectral analysis of samples show that Sn content may be as high as 1000 ppm.

Liangdi Silver Project

Project Classification — Exploration.

Location — The Liangdi Silver Project is located in the Erbaohuo Silver District approximately 5 km to the south of Xindi Town of Keshiketeng County in Inner Mongolia, covering a total area of 34.31 km2.

Geological Background — Large areas of exposed granite and monzonitic granite rocks occur. On the southeastern side of the area there are exposures of rhyo-volvanic rocks and volcanic clasolite. Fault structures are developed in the region.

Geochemical Anomalies — Stream sediment anomalies are found over the whole region, with the anomalies consisting of silver, lead, zinc, tin and tungsten. Ag anomalies are up to 10PPM and Sn anomalies are up to 1000PPM. In places of strong alteration, silver and tin contents are significant.

Mineralization — There are more than 10 mineralized zones, most of which are controlled by the northeast faults, with lengths of up to 400 meters and widths up to 8 meters. Alteration is primarily quartz, chlorite and tourmaline.

Shididonggou Silver Project

Project Classification — Exploration.

Location — The Shididonggou Silver Project is located in the Erbaohuo Silver District approximately 6 km to the north of Reshui Town of Keshiketeng County in Inner Mongolia, covering a total area of 13.7 km2.

Geological background — Exposed geological layers are primarily rhyo-volvanic rocks and volcanic clasolite. Magmatic rocks are primarily fine grained granite.

Geochemical and Geophysical Anomalies — Stream sediment anomalies are found for silver, copper, lead, zinc, arsenic, cadmium and antimony. The primary anomaly is of good intensity and good continuity and is about 2 km2. Rock samples have confirmed the presence of silver, lead and zinc.

Mineralization — Silica and chlorite alteration exists.

Zhuanxinhu Silver Project

Project Classification — Exploration.

Location — The Zhuanxinhu Silver Project is located in the Erbaohuo Silver District to the northern side of the Zhuanxinhu Lake in Guandi Town of Keshiketeng County in Inner Mongolia, covering a total area of 19.98 km2.

Geological background — Of the exposed rocks those relating to mineralization include Upper Jurassic and Upper Xinganling Formation rhyo-porphyry and tuff.

Mineralization — Fracturing on surface has indicated copper and silver mineralization. The fractures occur in a 30° northeast direction, at a dip of 45°-50° length 400 meters and a width 5-10 meters. Sample analyses show Cu ranging from 0.034-1.6%, and silver up to 262 g/t.

     In addition to Sino-Top, the Company will focus its acquisition efforts on mining properties in China, including, but not limited to:

•	exploration projects;

•	highly-leveraged, out of the money silver deposits; and

•	former producing mines with significant untapped exploration potential.

Recent Equity Sales

     In the fourth quarter of 2004, the Company sold 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock to a private equity fund for $250,000. The Company recently sold to accredited investors, in a private placement transaction, 800,000 shares of its common stock and 800,000 warrants to purchase common stock for an aggregate of $800,000. These funds have been used to meet the financial requirements for the Sino-Top transaction and pay prior and ongoing legal and accounting fees, administrative expenses and consulting fees, including payments of $2,500 per month to three Company directors, Messrs. Vincent Joe, R.X. Xu and Anthony England and to its Chairman and President, Ian Park. The Company will be required to raise significant capital during the next 12 months in order to acquire additional properties (or interests therein) in China, expand its employee base and management team and satisfy operating, accounting and legal costs and expenses.

Employees and Employment Agreements

     At present, the Company has no employees. The Company currently engages seven consultants, including Ingenium Capital Partners, a Beijing-based business consultant, to perform executive, administrative and operational activities. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

RISK FACTORS

     You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risk actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated With the Company’s Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful.

     The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company took steps in a plan to engage in the acquisition of interests in exploration and development mines in China, and it is too early to determine whether such steps will lead to success. The Company’s ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and acquire silver mining properties or interests therein that ultimately have probable or proven silver reserves, (ii) sell such silver mining properties or interests to strategic partners or third parties or commence mining of silver, (iii) produce and sell silver at profitable margins and (iv) raise the necessary capital to operate during this period. At this stage in the Company’s development, it cannot be predicted how much financing will be required to accomplish its objectives.

The Company needs to raise substantial funds in order to acquire exploration and mining properties or interests therein and cover operating deficits in the foreseeable future.

     The Company presently does not have any revenues, nor does it anticipate operating income in the near future. Ultimately, the Company will be required to acquire revenue producing silver mines (or interests therein), obtain interests in mining properties that can be sold or licensed to strategic partners or third parties and/or develop producing mines on its own in order to generate revenues. These activities will be undertaken over a number of years. No assurances can be given that the Company will be able to obtain the necessary funding during this time to remain in operation. The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.

The Company’s due diligence activities with respect to the property interests owned by Sino-Top cannot assure that these properties will ultimately prove to be commercially viable.

     The Company’s due diligence activities have consisted of a visit to the North China Nonferous Geological Prospectus Bureau, General Exploration Agency (“NCGEA”), a review of technical data supplied by NCGEA and Sino-Top with respect to the properties, a review of a technical geological report prepared by NCGEA on the properties, including geological maps; we have not engaged in any field examination, we have not obtained an independent review of the technical data, nor have we visited the properties. Accordingly, no assurances can be given that these properties will contain adequate amounts of silver. Further, even if the Company recovers silver from such mining properties, it cannot guarantee that it will make a profit. If the Company cannot locate silver deposits, or it is not economical to recover the silver deposits, its business and operations will be materially adversely affected.

Even after the consummation of the Sino-Top transaction, the Company’s success will be dependent upon its continued ability to operate in China.

     The Company believes that it has established relationships with individuals and entities who will be able to assist it in doing business profitably in China. No assurances can be given, however, that these relationships will be maintained, or that such assistance will prove beneficial. There is a further risk that the regulatory and business climate in China will change and become less amenable to the Company’s intended business and operations.

Changes could take the form of taxes, regulations, limitations on property rights or the ability of foreign corporations to do business in China. Any such changes could have a material adverse affect on the Company’s business and prospects.

The Company’s success is dependent upon a limited number of people.

     The ability to identify silver mining properties in China and negotiate and consummate transactions that will benefit the Company is dependent upon the efforts of its President, Ian Park, and two of its directors, who are also consultants to the Company, Vincent Joe and R.X. Xu. In addition, the Company has retained Ingenium Capital Partners, a privately held company located in Beijing, China to advise it with respect to its operations in China. The Company is also dependent upon the efforts of CITIC Metal to assist in the identification of exploration and mining opportunities. The loss of the services of any of the aforementioned persons and entities could have a material adverse affect on the Company.

The Company’s business will be harmed if it is unable to manage growth.

     The Company’s business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls, particularly those related to subsidiaries that will be doing business in China. The Company will need to expand, train and manage its employee base. The Company must carefully manage its silver mining exploration activities. No assurances can be given that the Company will be able to timely and effectively meet such demands.

The Company’s officers and directors may have conflicts of interest and do not devote full time to the Company’s operations.

     The Company’s officers and directors may have conflicts of interest in that they are and may become affiliated with other mining companies. In addition, the Company’s officers do not devote full time to the Company’s operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

Risks Associated With the Company’s Prospective Business And Operations

Because of the speculative nature of exploration for silver properties, there is substantial risk that the Company’s business will fail.

     The search for silver as a business is extremely risky. The Company cannot provide any assurances that the silver mining interests that it acquires will contain commercially exploitable reserves of silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made and to be made by the Company in connection with the Sino-Top transaction, as well as the further exploration of the properties, will be substantial and may not result in the discovery of commercially exploitable reserves of silver.

The silver market is a volatile market, will have a direct impact on the Company’s revenues and profits and will probably affect whether the Company will be able to succeed.

     The current price of an ounce of gold is approximately $426 and the current price of an ounce of silver is approximately $6.94. The price of silver has increased over the past few years. This has contributed to the renewed interest in silver mining and companies engaged in that business, including the exploration for silver. However, in the event that the price of silver falls, the interest in the silver mining industry may decline and the value of the Company’s business could be adversely affected. Further, although it is anticipated that silver mining costs in China will be appreciably lower than such costs in Western countries, no assurances can be given that the situation will remain, or that silver will remain at a price that will make mining operations in China profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of silver resources. Such conditions have resulted in period of excess supply of and reduced demand for silver on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for silver. The excess or short supply of silver has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for silver will be in the future.

The Company faces significant competition in the silver exploration industry.

     The Company competes with other silver mining or exploration companies possessing far greater financial resources and technical facilities in connection with the acquisition of silver exploration and mining properties, even in China, as well as in connection with the recruitment and retention of qualified personnel. There is significant competition for acquisitions and opportunities in China and, notwithstanding the strategic cooperative agreement entered into with CITIC Metal, the Company may be unable to acquire interests in attractive silver mining exploration and development properties on terms it considers acceptable on a continuing basis, if at all.

Government regulation or changes in such regulation may adversely affect the Company’s business.

     The Company has and will, in the future, engage experts to assist it with respect to its operations in China. The Company is beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the Sino-Top transaction. No assurances can be given that it will be successful in its efforts. Further, in order for the Company to operate and grow its business in China, it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of silver mining properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

Risks Related to the Company’s Common Stock

The Company does not expect to pay dividends in the foreseeable future.

     The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop an expand its business.

“Penny stock” rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

     Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who sell the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Sino Silver common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

     Although the Company’s common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

ITEM 2.       DESCRIPTION OF PROPERTY

     The Company currently rents 150 square feet of office space in Vancouver, British Columbia on a month-to-month basis.

ITEM 3.       LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a)       The Company’s common stock trades under the symbol “SSLV.OB” on the Over-the-Counter Electronic Bulletin Board. There was no trading in the Company’s common stock prior to the fourth quarter of 2004. The high and low bid price for the Company’s common stock as reported by the Over-the-Counter Electronic Bulletin Board in the fourth quarter of 2004 were $1.75 and $0.10, respectively.

     (b)       Holders. There are 62 record holders of the Company’s common stock.

     (c)       Dividends. The Company has not paid any cash dividends on our common stock since inception. The Company does not foresee that it will have the ability to pay a cash dividend on our common stock in the fiscal year ending December 31, 2005.

     (d)       Warrants. The Company issued warrants to purchase 500,000 shares of common stock in December 2004 to an investor. These warrants are exercisable over a two year period at $1.00 per share.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. The Company’s business strategy focuses on silver exploration and development of silver mines in mainland China.

     The Company’s auditors have issued a going concern opinion. This means that its auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners.

Results of Operations

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company has never generated any revenues from operations. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

Plan of Operation

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness.

     The Company’s plan of operation for the next twelve months is to focus on silver exploration and development of silver mines in mainland China. The Company anticipates conducting, through Sino-Top, exploratory work on properties located in the Erbaohuo Silver District in Inner Mongolia, China. This exploratory work over the next 12-month period will consist of geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveys on the four properties presently licensed to Sino-Top. The Company may also fund exploratory work for up to an additional seven properties which Sino-Top has an option to acquire. The Company believes that the Sino-Top operations in China will require approximately $1,000,000 during this 12-month period. The Company is working with Sino-Top management to develop a budget which will project cash needs on a monthly basis. Sino-Top has approximately eleven employees in executive, administrative and operational capacities in one facility in Hebei Province, near Beijing. The Company also anticipates engaging the North China Nonferrous Geological Prospecting Bureau General Exploratory Agency (“NCGEA”), or other appropriate consultants to undertake a portion of the exploratory work.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, funds received by the Company in connection with the sale of its common stock has been utilized for organizational and start-up costs, as operating capital and to finance the acquisition of Sino-Top. As of December 31, 2004 we sustained operating losses of approximately $265,540. In December 2004, we sold 500,000 shares and 500,000 warrants to purchase common stock to a private investment fund for $250,000.

     The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

ITEM 7.       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sino Silver Corp.
(formerly Bream Ventures, Inc.)

We have audited the accompanying balance sheets of Sino Silver Corp. (formerly Bream Ventures, Inc.) (A Pre-exploration Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and the period March 9, 2001 (Date of Incorporation) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Sino Silver Corp. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the period from March 9, 2001 (Date of Incorporation) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada March 15, 2005	Amisano Hanson Chartered Accountants

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
BALANCE SHEETS
December 31, 2004 and 2003
(Stated in US Dollars)

	2004	2003
ASSETS
Current
Cash	$16,895	$50
Advance receivable	2,500	—

	19,395	50
Advance on acquisition — Note 4	100,000	—
Due from related party — Note 3	1,425	1,425

	$120,820	$1,475

LIABILITIES
Current
Accounts payable and accrued liabilities — Note 3	$41,860	$17,721

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value — Note 6
100,000,000 shares authorized
35,250,000 (2003: 3,590,000) shares outstanding	35,250	3,590
Additional paid in capital	342,610	75,910
Deficit accumulated during the pre-exploration stage	(298,900)	(95,746)

	78,960	(16,246)

	$120,820	$1,475

Nature and Continuance of Operations — Note 1
Commitments — Notes 5 and 6
Subsequent Events — Notes 4, 5 and 9

see accompanying notes

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2004 and 2003
and for the period March 9, 2001 (Date of Incorporation) to December 31, 2004
(Stated in US Dollars)

			March 9, 2001
			(Date of
			Incorporation)
			to
	December 31,		December 31,
	2004	2003	2004
Expenses
Accounting, audit and legal	$70,867	$6,858	$122,941
Bank charges	903	69	1,245
Consulting fees — Notes 3 and 5	32,350	—	37,350
Filing fees	—	2,322	4,859
Incorporation costs	—	—	870
Website costs	15,000	—	15,000
Management fees	—	—	15,500
Mineral property costs	11,350	3,000	24,667
Office and miscellaneous	11,445	—	11,700
Rent	3,153	—	3,153
Telephone	433	—	433
Transfer agent fees	3,811	1,430	7,340
Travel	23,096	—	23,096
Write-off of accounts payable	(2,614)	—	(2,614)

Net loss for the period	$(169,794)	$(13,679)	$(265,540)

Basic loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	7,439,055	3,590,000

see accompanying notes

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004 and 2003
and for the period March 9, 2001 (Date of Incorporation) to December 31, 2004
(Stated in US Dollars)

			March 9, 2001
			(Date of
			Incorporation)
			to
	December 31,		December 31,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$(169,794)	$(13,679)	$(265,540)
Deduct item not affecting cash:
Accounts payable written off	(2,614)	—	(2,614)
Changes in non-cash working capital balances related to operations:
Advance receivable	(2,500)	—	(2,500)
Accounts payable and accrued liabilities	26,753	11,610	44,474

	(148,155)	(2,069)	(226,180)

Cash Flows from Financing Activity
Capital stock issued	265,000	—	344,500

Cash Flows from (used) in Investing Activities
Advance on acquisition	(100,000)	—	(100,000)
Due from related party	—	1,575	(1,425)

	(100,000)	1,575	(101,425)

Increase (decrease) in cash during the period	16,845	(494)	16,895
Cash, beginning of the period	50	544	—

Cash, end of the period	$16,895	$50	$16,895

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$—	$—	$—

Income Taxes	$—	$—	$—

see accompanying notes

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period March 9, 2001 (Date of Incorporation) to December 31, 2004
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total
Capital stock issued for cash — at $0.01	2,500,000	$2,500	$22,500	$—	$25,000
Net loss for the period	—	—	—	(40,530)	(40,530)

Balance, as at December 31, 2001	2,500,000	2,500	22,500	(40,530)	(15,530)
Capital stock issued for cash — at $0.05	1,090,000	1,090	53,410	—	54,500
Net loss for the year	—	—	—	(41,537)	(41,537)

Balance, as at December 31, 2002	3,590,000	3,590	75,910	(82,067)	(2,567)
Net loss for the year	—	—	—	(13,679)	(13,679)

Balance, as at December 31, 2003	3,590,000	3,590	75,910	(95,746)	(16,246)
Capital stock issued for cash — at $0.05	300,000	300	14,700	—	15,000
Capital stock returned to Treasury — no proceeds, at par	(2,500,000)	(2,500)	2,500	—	—
Stock dividend:
Twenty-four shares issued for each one share held	33,360,000	33,360	—	(33,360)	—
Capital stock issued for cash — at $0.50	500,000	500	249,500	—	250,000
Net loss for the year	—	—	—	(169,794)	(169,794)

	35,250,000	$35,250	$342,610	$(298,900)	$78,960

see accompanying notes

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in US Dollars)

Note 1       Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company has entered into an agreement for the exploration and development of mineral properties in China (Note 4) and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts advanced for this agreement will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. As at December 31, 2004, the Company has a working capital deficiency of $22,465, has yet to achieve profitable operations and has accumulated a deficit of $298,900 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares (Note 9). The Company may also seek to obtain short-term loans from the directors of the Company.

The Company was incorporated in the State of Nevada, United States of America on March 9, 2001. The Company announced that it has changed its name to Sino Silver Corp. effective December 9, 2004.

Note 2       Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

Note 2       Summary of Significant Accounting Policies — (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No. 109 “Accounting for Income Taxes”. FAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2       Summary of Significant Accounting Policies — (cont’d)

Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Financial Instruments

The carrying value of cash, advance receivable and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The carrying value of due from related party also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the FAS NO. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Items on the Statement of Operations.

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3      Related Party Transactions — Note 5

During the year, the Company paid consulting fees totalling $15,350 (2003: $Nil) to related parties, which included directors, a private company controlled by a director and a former director. These fees are in the normal course of operations and are measured at the exchange amount which was the amount established and agreed to by the related parties.

Note 3      Related Party Transactions — Note 5 — (cont’d)

Unless otherwise indicated, amounts outstanding with related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Due from related party is due from a former director of the Company. Included in accounts payable and accrued liabilities is $18,055 (2003: $Nil) due from a former director of the Company, a company controlled by a director of the Company and an officer of the Company.

Note 4      Advance on Acquisition

By a Memorandum of Understanding dated November 27, 2004 and a joint venture contract dated January 27, 2005, the Company formed a joint venture called Sino-Top Resources and Technologies Ltd. (“Joint Venture”) to participate in the exploration and evaluation and, if feasible, the development and mining of minerals on properties located in the Erbaohuo Silver District, Inner Mongolia, China. The Company will contribute a total of $1,000,000, $100,000 into escrow immediately (paid), $400,000 into escrow on closing (subsequently paid) and a further $500,000 as follows:

-       $250,000       within one year of issuance of the new business license;

-       $250,000       within two years of the issuance of the new business license.

In consideration of its capital contribution the Company shall be issued 60% of the outstanding equity securities in the Joint Venture. The Joint Venture term will be 20 years from the date of issuance of the new business license.

The $500,000 held in escrow is to be contributed to the Joint Venture within 60 days of the issuance of a new business license evidencing the Company’s 60% equity interest.

Affiliated parties to the other shareholders of the Joint Venture are to contribute all of their exploratory and licensing rights and interests they own in the properties upon payment by the Company to the Joint Venture of $286,000 for each property

The closing of this transaction will take place 30 days following satisfaction of all conditions precedent, but no later than April 1, 2005, unless extended by mutual consent of the parties.

Note 5       Commitments — Note 3

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

The Company paid advance royalty payments totalling $22,500 and was required to pay $20,000 on February 28, 2005 and $50,000 on February 28, 2006 and every February 28 thereafter.

The advance royalty payment of $20,000 due February 28, 2005 was not made and consequently the lease was terminated on February 28, 2005.

b)	Strategic Cooperation Agreement

By an agreement dated November 23, 2004, the Company engaged a China corporation to search for and recommend quality mineral properties for joint development or acquisition by the Company. Should the China corporation not wish to participate as a joint venture partner, the Company will pay to the China corporation 5% of the purchase price of any property. If any of the purchase price is other than cash, the Company will pay 7.5% of the non-cash consideration payable. The initial term of this agreement is five years.

c)	Consulting Agreements

By agreements dated November 23, 2004, the Company engaged two directors of the Company for consulting services at $5,000 per month for an initial term of one year. The agreement will be automatically extended for additional one-year terms on the mutual consent of the parties or for so long as the directors continue to serve on the Board of Directors.

Note 6       Capital Stock

Share Purchase Warrants

At December 31, 2004 there were 500,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share at $1 per share for each warrant held to December 21, 2006.

Note 7       Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$84,080
Less: valuation allowance	(84,080)

$—

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8       Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $258,540, the benefit of which has not been recorded in the financial statements.

Note 9       Subsequent Events — Notes 4 and 5

a)	On January 10, 2005, the Company received $50,000 for a private placement of 100,000 units at $0.50 per unit. Each unit consisted of one common share and one share purchase warrant to acquire one common share for $1.00 exercisable before January 10, 2007.

b)	Pursuant to a private placement memorandum dated January 25, 2005, the Company received $800,000 for a private placement of 800,000 units at $1.00 per unit. Each unit consisted of one common share and one share purchase warrant to acquire one common share for $2.00 in the first year and $2.50 in the second and third year. These funds are to be used to fulfill obligations (Note 4) and general working capital requirements. If the transactions as contemplated in the Memorandum of Understanding and Joint Venture contract are not consummated by April 1, 2005, the Company will return 50% of the private placement to the investors.

Note 10      Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation used in the current year.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

In order to ensure that the information the Company must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The items required by Part III, Item 9 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2005.

ITEM 10.	EXECUTIVE COMPENSATION.

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2005.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2005.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2005.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

3.1	Certificate and Articles of Incorporation (1)

3.1.1	Certificate of Amendment to Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Form of Warrant issued to The Free Market Fund on December 10, 2004

10.1	Memorandum of Understanding between Sino Top Resources & Technologies, Ltd., registrant and other parties named therein. (4)

14.1	Code of Ethics

23.1	Consent of Amisano Hanson.

31.1	Certification by Ian Park, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Gary Harbottle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Ian Park, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gary Harbottle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)       Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on June 25, 2001 and are incorporated by reference herein.

(2)       Incorporated by reference to Exhibit 3.1 to the Form 8-K, dated December 22, 2005, previously filed by the registrant.

(3)       Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on June 25, 2001 and are incorporated by reference herein.

(4)       Incorporated by reference to Exhibit 10.1 to the Form 8-K, dated December 9, 2005, previously filed by the Registrant.

(c)       Current Reports on Form 8-K:

The Company filed Current Reports on Form 8-K on December 9, 2004 and December 22, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005	Sino Silver Corp.
	By:	/s/ Ian Park
Ian Park
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Ian Park Ian Park	Director and President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
/s/ Gary Harbottle Gary Harbottle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
/s/Anthony England Anthony England	Director	March 30, 2005
/s/Harry Hopmeyer Harry Hopmeyer	Director	March 30, 2005
/s/Randy Martin Randy Martin	Director	March 30, 2005
Vincent Joe	Director	March 30, 2005
R.X. Xu	Director	March 30, 2005

EXHIBITS

4.1	Form of Warrant issued to The Free Market Fund on December 10, 2004

14.1	Code of Ethics

23.1	Consent of Amisano Hanson

31.1	Certification by Ian Park, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Gary Harbottle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Ian Park, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Gary Harbottle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.