Form 10QSB
period 2005-03-31
SINO SILVER CORP.
filed 2005-05-19
CIK 1137143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

Commission File Number 001-31546

SINO SILVER CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0232018

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

SUITE 900, 555 BURRARD STREET VANCOUVER, BRITISH COLUMBIA	V7X 1M8

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 604-699-8622

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: [36,150,000 shares of Common Stock as of May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005 or for any other period.

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Stated in US Dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$176,998	$16,895
Advance receivable	2,470	2,500

	179,468	19,395

Advance on acquisition — Notes 4 and 6	530,692	100,000
Due from related party — Note 6	7,620	1,425

	$717,780	$120,820

LIABILITIES

Current
Accounts payable and accrued liabilities — Note 6	$54,979	$41,860

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value — Note 6 100,000,000 shares authorized 36,150,000 (December 31, 2004: 35,250,000) shares outstanding	36,150	35,250
Additional paid in capital	1,184,210	342,610
Deficit accumulated during the pre-exploration stage	(557,559)	(298,900)

	662,801	(78,960)

	$717,780	$120,820

Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended March 31, 2005 and 2004
and for the period March 9, 2001 (Date of Incorporation) to March 31, 2005
(Stated in US Dollars)
(Unaudited)

			March 9, 2001
			(Date of
	Three months ended		Incorporation)
	March 31,		to
			March 31,
	2005	2004	2005
Expenses
Accounting, audit and legal fees – Note 6	$68,083	$3,478	$191,024
Bank charges	1,647	38	2,892
Consulting fees – Notes 3 and 6	77,525	—	114,875
Filing fees	—	—	4,859
Incorporation costs	—	—	870
Investor communications	34,472	—	34,472
Management fees	—	—	15,500
Mineral property costs	—	5,000	24,667
Office and miscellaneous – Note 6	8,001	—	19,701
Rent – Note 6	3,844	—	6,997
Telephone	871	—	1,304
Transfer agent fees	1,864	317	9,204
Travel	62,352	—	85,448
Website costs	—	—	15,000
Write-off of accounts payable	—	—	(2,614)

Net loss for the period	$258,659	$8,833	$524,199

Basic loss per share	$0.01	$0.00

Weighted average number of shares outstanding	35,632,044	3,640,000

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2005 and 2004,
and for the period March 9, 2001 (Date of Incorporation) to March 31, 2005
(Stated in US Dollars)
(Unaudited)

			March 9, 2001
			(Date of
	Three months ended		Incorporation)
	March 31,		to
			March 31,
	2005	2004	2005
Cash Flows used in Operating Activities
Net loss for the period	$(258,659)	$(8,833)	$(524,199)
Deduct item not affecting cash:
Write-off of accounts payable	—	—	(2,614)
Changes in non-cash working capital balances related to operations:
Advance receivable	30	—	(2,470)
Accounts payable and accrued liabilities	13,119	(5,688)	57,593

	(245,510)	(14,521)	(471,690)

Cash Flows from Investing Activities
Advance on acquisition	(430,692)	—	(530,692)
Due from related party	(6,195)	—	(7,620)

	(436,887)	—	(538,312)

Cash Flows from Financing Activity
Capital stock issued	842,500	15,000	1,187,000

Increase in cash during the period	160,103	479	176,998

Cash, beginning of the period	16,895	50	—

Cash, end of the period	$176,998	$529	$176,998

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period March 9, 2001 (Date of Incorporation) to March 31, 2005
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Shares		Additional	During the
			Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total
Capital stock for cash – at $0.01	2,500,000	$2,500	$22,500	$—	$25,000
Net loss for the period	—	—	—	(40,530)	(40,530)

Balance, as at December 31, 2001	2,500,000	2,500	22,500	(40,530)	(15,530)
Capital stock issued for cash – at $0.05	1,090,000	1,090	53,410	—	54,500
Net loss for the year	—	—	—	(41,537)	(41,537)

Balance, December 31, 2002	3,590,000	3,590	75,910	(82,067)	(2,567)
Net loss for the year	—	—	—	(13,679)	(13,679)

Balance, as at December 31, 2003	3,590,000	3,590	75,910	(95,746)	(16,246)
Capital stock issued for cash – at $0.05	300,000	300	14,700	—	15,000
Capital stock returned to Treasury – no proceeds, at par	(2,500,000)	(2,500)	2,500	—	—
Stock dividend:
Twenty-four shares issued for each one share held	33,360,000	33,360	—	(33,360)	—
Capital stock issued for cash – at $0.50	500,000	500	249,500	—	250,000
Net loss for the year	—	—	—	(169,794)	(169,794)

Balance, as at December 31, 2004	35,250,000	35,250	342,610	(298,900)	78,960
Capital stock issued for cash – at $0.50	100,000	100	49,900	—	50,000
Capital stock issued for cash – at $1.00	800,000	800	799,200	—	800,000
Less: issue costs	—	—	(7,500)	—	(7,500)
Net loss for the period	—	—	—	(258,659)	(258,659)

Balance, as at March 31, 2005	36,150,000	$36,150	$1,184,210	$(557,559)	$662,801

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2004 annual financial statements.

Note 2	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $557,559 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to general profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

Note 3	Commitments

a)	Strategic Cooperation Agreement

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

Note 3	Commitments – (cont’d)

b)	Consulting Agreements

By agreements dated November 23, 2004, the Company engaged two directors of the Company for consulting services totaling $5,000 per month for an initial term of one year. The agreement will be automatically extended for additional one-year terms on the mutual consent of the parties or for so long as the directors continue to serve on the Board of Directors.

Note 4	Advance on Acquisition – Notes 6 and 7

By a Memorandum of Understanding dated November 27, 2004 and a joint venture contract dated January 27, 2005, the Company formed a joint venture called Sino-Top Resources and Technologies Ltd. (“Joint Venture”) to participate in the exploration and evaluation and, if feasible, the development and mining of minerals on properties located in the Erbaohuo Silver District, Inner Mongolia, China. The Company will contribute a total of $1,000,000, $100,000 into escrow immediately (paid), $400,000 into escrow on closing (paid) and a further $500,000 as follows:

•	$250,000 within one year of issuance of the new business license;

•	$250,000 within two years of the issuance of the new business license.

In consideration of its capital contribution, the Company shall be issued 60% of the outstanding equity securities in the Joint Venture. The Joint Venture term will be 20 years from the date of issuance of the new business license.

The $500,000 held in escrow is to be contributed to the Joint Venture within 60 days of the issuance of a new business license evidencing the Company’s 60% equity interest. The business license was obtained on April 1, 2005, the agreement closed on that date and the $500,000 noted above was released from escrow.

Affiliated parties to the other shareholders of the Joint Venture are to contribute all of their exploratory and licensing rights and interests they own in the properties upon payment by the Company to the Joint Venture of $286,000 for each property.

Advance on acquisition includes additional costs directly related to the acquisition.

Note 5	Capital Stock

Share Purchase Warrants

At March 31, 2004 there were 1,400,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share of the Company as follows:

Number	Price	Expiry
500,000	$1.00	December 21, 2006
100,000	$1.00	January 10, 2007
800,000	$2.00/2.50	January 25, 2006 and 2008
1,400,000

Note 6	Related Party Transactions

During the three months ended March 31, 2005, the Company incurred the following expenses charged by related parties, which included directors, a private company controlled by a director and a former director.

	March 31,
	2005	2004
Accounting and legal	$12,834	$—
Consulting	26,525	—
Investor communications	15,475	—
Office	5,438	—
Rent	2,544	—

	$62,816	$—

These fees are in the normal course of operations and are measured at the exchange amount which was the amount established and agreed to by the related parties.

Unless otherwise indicated, amounts outstanding with related parties are unsecured, non-interest bearing and have no fixed terms of repayment. Due from related party is due from a director and a former director of the Company.

Included in advance on acquisition is $23,192 (2004: $Nil) paid to a private company controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $11,089 (2003: $Nil) due to a former director of the Company, a company controlled by a director of the Company and an officer of the Company.

Note 7	Subsequent Events – Note 4

By a venture agreement dated April 14, 2005, the Company agreed to dispose of 50% of the Company’s interest in the net proceeds from sale of minerals or the sale of mining rights in one of its properties, located in the Erbaohuo Silver, Inner Mongolia, China.

The acquirer will pay $350,000 over a two-year period ($150,000 received and $100,000 due on April 14, 2006 and $100,000 due on April 14, 2007) and 250,000 common shares of the acquirer (received), a public company listed on the OTCBB. The acquirer is required to issue an additional 250,000 common shares on April 14, 2006.

The acquirer also has the option of purchasing the remaining 50% of the Company’s interest in the net proceeds from the sale of minerals or the sale of mining rights in one additional property within the same region by May 14, 2005 on similar terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Quarterly Report on Form 10-QSB, the terms “we”, “us”, “our”, “Sino” and “our company” mean Sino Silver Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2004. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

We are a start-up, pre-exploration stage company and have not yet generated or realized any revenues from business operations. Since inception, we have sold our equity to raise money for property acquisitions, corporate expenses and to repay outstanding indebtedness. Our current business strategy focuses on silver exploration and development of silver mines in mainland China.

We were incorporated under the laws of the state of Nevada on March 9, 2001 as Bream Ventures Inc. On November 24, 2004, we effected a forward 25 for 1 stock split by way of a stock dividend. In December 2004, we changed our name to Sino Silver Corp.

There is no historical financial information about our company upon which to base an evaluation of our performance. We have never generated any revenues from operations. Accordingly, comparisons with prior periods are not meaningful. We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

PLAN OF OPERATION

Current Operations

Through March 31, 2005, our activities have been primarily limited to organizational matters, the review of certain geological reports relative to certain properties, and the negotiation and execution of various agreements in connection with potential activities in mainland China.

On November 27, 2004, we entered into a Memorandum of Understanding with Sino-Top Resources and Technologies, Ltd., an entity incorporated under the laws of the People’s Republic of China (“Sino-Top”), and certain affiliated persons, whereby we and Sino-Top agreed to enter into a joint venture to participate in the exploration and evaluation, and if feasible, the mining of silver and other mineral resources at between four to eleven properties located in the Erbaohuo Silver District in Northern China. On January 27, 2005, we entered into a formal agreement with Sino-Top setting forth the terms of the joint venture (the “JV Agreement”). Under the JV Agreement, we agreed to contribute a total of $1,000,000 in return for a 60% equity interest in Sino-Top. In April 2005, following our receipt of a business license from the Chinese authorities, we made an initial payment of $500,000 to Sino-Top. We will pay the remaining $500,000 to Sino-Top in installments over two years. Sino-Top is managed by a five-member Board of Directors. We have the right to appoint three of the directors, and the Sino-Top stockholders have the right to appoint the other two directors.

Our plan of operation for the next twelve months is, through the joint venture, to focus on geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveying of four of the properties presently licensed to Sino-Top. We believe that the Sino-Top operations in China will require approximately $1,000,000 during this twelve month period. We may also fund approximately $2,000,000 over a two-year period for exploratory work for up to an additional seven properties which Sino-Top has an option to acquire. Sino Silver and Sino-Top management have developed a budget in connection with activities during 2005. We also anticipate engaging the North China Nonferrous Geological Prospecting Bureau General Exploratory Agency, or other appropriate consultants to undertake a portion of the exploratory work.

On April 15, 2005, we entered into an agreement with Silver Dragon Resources Inc. (“Silver Dragon”) whereby Silver Dragon acquired 50% of our interest in the net proceeds from the sale of silver and other mineral resources or the sale of mining rights resulting from the exploration, evaluation and development of the properties licensed to Sino-Top. The agreement requires Silver Dragon to pay $350,000 over a two year period, $150,000 of which has been paid, along with 250,000 shares of restricted Silver Dragon common stock, plus an additional 250,000 shares of restricted Silver Dragon common stock to be delivered to us in one year. In addition, the agreement gives Silver Dragon the option of acquiring 50% of our interests in the net proceeds from the sale of silver and other mineral resources or the sale of mining rights in an additional property within the region within 30 days on similar terms. Silver Dragon has notified us of its intention to acquire an interest in an additional property.

In November 2004, we entered into a strategic cooperative agreement with CITIC Metal Ltd. (“CITIC Metal”), a subsidiary of China International Trust and Investment Corporation. Under this agreement, CITIC Metal has agreed to assist us in the identification and acquisition of other interests in mining properties located in China. On April 15, 2005, we signed a supplement to the strategic cooperation agreement, whereby we and CITIC Metal agreed to establish a joint operating committee to perform a number of functions, including the review of potential acquisitions of producing silver mines and/or feasibility stage silver projects in China. The joint operating committee will consist of two designees of CITIC Metal and two designees of our company. In addition, the joint operating committee will determine the appropriate legal structure for each separate project with equity ownership to be determined on a case by case basis and will negotiate the acquisition of each project if deemed warranted. If either we or CITIC Metal decide not to participate in any acquisition, then the other may proceed alone or with a third party.

Previous Operations

On April 9, 2001, we acquired a 15-year mining lease from Desert Pacific Exploration, Inc., the owner of eight unpatented lode mineral claims, sometimes referred to as the Panorama Project, located in western Nevada approximately 150 miles south of Reno, Nevada and 48 miles north of Bishop, California. We have decided not to pursue the opportunities pursuant to this mining lease.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company’s plan of operation for the next twelve months is to focus on silver exploration and development of silver mines in mainland China. The Company has begun exploration programs on four properties located in the Erbaohuo Silver District in Northern China. The planned work program on the Aobaotugounao Property consists of detailed geological mapping at a scale of 1:2000, geophysical surveys consisting of magnetic profiling and electromagnetic surveys and approximately 600 meters of diamond drilling to determine the vertical and lateral extent of the mineralized zones. The work program on the Liangdi Property consists of regional mapping at a scale of 1:10000 and detailed mapping at a scale of 1:2000, geophysical surveys including magnetic and electromagnetic surveys, 1000 m3 of trenching, auger sampling, 100 meters of tunneling and 800 meters of diamond drilling. Preliminary exploration work on the Shididonggou Property will include geological mapping at a scale of 1:5000 and geophysical and geochemical surveys at a scale of 1:2000. The summer work program on the Zhuanxinhu Project consists of geological and geophysical surveys, including electromagnetic profiling and trenching (500 m3) and 100 meters of underground tunneling.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, funds received by the Company in connection with the sale of its common stock has been utilized for organizational and start-up costs, as operating capital and to finance the acquisition of Sino-Top. As of March 31, 2005 we sustained operating losses of approximately $258,659 . In the three months ended March 31, 2005, we sold 900,000 shares and 900,000 warrants to purchase common stock for total proceeds of $850,000.

The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of the period covered.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during the period covered by this report, our principal executive officer and principal financial officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2005, we received $50,000 in a private placement of 100,000 units at $0.50 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one additional share of our common stock at an exercise price of $1.00. The warrants will expire on January 10, 2007.

In addition, during the period covered by this report, we received an aggregate of $800,000 in a private placement of 800,000 units at $1.00 per unit, pursuant to a private placement memorandum dated January 25, 2005. Each unit consisted of one share of our common stock and a warrant to purchase one additional share of our common stock. The warrants may be exercised for a period of three years from the date of issuance, and are exercisable at $2.00 in the first year and $2.50 in the second and third year.

The funds received from the private placements were and will be used to meet the financial requirements for the Sino-Top transaction and to pay prior and ongoing legal and accounting fees, administrative expenses and consulting fees, including payments of $2,500 per month to two of our directors, Messrs. Vincent Joe and R.X. Xu and to our Chairman and President, Ian Park, and for general working capital requirements.

The securities were sold without any general solicitation by us or our representatives. Each investor represented to us that they were accredited, as defined under the Securities Act of 1933, as amended (the “Securities Act”), and were acquiring the securities for investment purposes only and not with a view toward distribution. None of the securities were sold through an underwriter, and no commissions or other fees were paid in connection with the private placements. The securities were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are provided with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO SILVER CORP.
	By:	/s/ Gary Harbottle
Gary Harbottle
May 16, 2005		Chief Financial Officer Date: