Form 10QSB
period 2005-06-30
SINO SILVER CORP.
filed 2005-08-25
CIK 1137143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________
Commission File Number 001-31546
SINO SILVER CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0232018

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1221 BRICKELL AVENUE, SUITE 990
MIAMI, FLORIDA	33131

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(305) 347-5141

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,150,000 shares of Common Stock as of August 22, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005 or for any other period.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre — Exploration Stage Company)
Consolidated Statements of Operations
For the three month and six month periods ended June 30, 2005 and 2004 and for the period March 9, 2001 (Date of incorporation) to June 30, 2005
Stated in US dollars
(Unaudited)

		Three months ended		Six months ended		March 9, 2001
						(Date of Incorporation)
	Note	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	to June 30, 2005
Expenses
Exploration		$42,163	$—	$42,163	$5,000	$42,163
Administration and other		457,682	665	716,341	4,498	1,015,241
Amortization		5,142	—	5,142	—	5,142

		504,987	665	763,646	9,498	1,062,546

Gain on disposition of Mineral Licenses	6	126,600	—	126,600	—	126,600

Income (loss) before income taxes and non-controlling interest		(378,387)	(665)	(637,046)	(9,498)	(935,946)
Income tax		—	—	—	—

Loss before minority interest		(378,387)	(665)	(637,046)	(9,498)	(935,946)
Minority interest	3	44,723	—	44,723	—	44,723

Net (loss)		$(333,664)	$(665)	$(592,323)	$(9,498)	$(891,223)

Net (loss) per common share:
Basic and diluted		$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares used in per share calculation
Number of common shares outstanding		36,150,000	3,640,000	36,039,560	3,890,000

The accompanying notes are an integral part of these financial statements.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre — Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2005
Stated in US dollars
(Unaudited)

	Note
Assets
Current Assets:
Cash		$238,181
Accounts receivable		8,198
Prepaid expenses		32,628
Investment	6	1,000
Inventory		2,213

		282,220

Property and Equipment — net	4	178,908

Mineral Licenses	3 & 6	170,796

Total assets		$631,924

Liabilities
Current Liabilities
Accounts payable amd accrued liabilities		$109,105
Due to a former shareholder		35,203

Minority interest	3	158,479

Shareholders’ equity
Common shares		36,150

Additional paid in capital		1,184,210

Deficit accumulated during the pre-exploration stage		(891,223)

		329,137

Total liabilities and shareholders’ equity		$631,924

The accompanying notes are an integral part of these financial statements.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre — Exploration Stage Company)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 and for the period March 9, 2001 (Date of inception) to June 30, 2005
Stated in US dollars
(Unaudited)

	Six months ended		March 9, 2001
			Date of Incorporation)
	June 30, 2005	June 30, 2004	to June 30, 2005
Cash (used in) operating activities:
Net loss for the period	$(592,323)	$(9,498)	$(891,223)
Add: depreciation	5,142	—	5,142
Less:gain on disposition of a profits interest in a mineral license	(126,600)	—	(126,600)
minority interest	(44,723)	—	(44,723)

	(758,504)	(9,498)	(1,057,404)

Changes in non-cash working capital	171,340	(5,071)	142,585

	(587,164)	(14,569)	(914,819)

Cash (used in) investing activities:
Purchase of property plant and equipment	(184,050)	—	(184,050)
Disposition of a profits interest in a mineral license	150,000	—	150,000

	(34,050)	—	(34,050)

Cash provided by financing activities:
Private placement	842,500	15,000	1,187,000

	842,500	15,000	1,187,000

Increase in cash	221,286	431	238,131

Cash, beginning of period	16,895	50	50

Cash, end of period	$238,181	$481	$238,181

Supplemental disclosure of cash flow information
Cash paid for:
Interest	—	—	—
Income taxes	—	—	—
The accompanying notes are an integral part of these financial statements.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
Statement of Stockholders’ Equity (deficiency)
for the period March 9, 2001 (Date of Incorporation) to June 30, 2005
Stated in US dollars
Unaudited

					Deficit
					Accumulated
	Common Shares			Additional	During the
	Issue		Par	Paid-in	Pre-Exploration
	Price	Number	Value	Capital	Stage	Total
Capital Stock	$0.01	2,500,000	$2,500	$22,500	$—	$25,000
Net loss for the period	—	—	—	—	(40,530)	(40,530)

Balance as at December 31, 2001		2,500,000	2,500	22,500	(40,530)	(15,530)

Capital stock issued for cash	0.05	1,090,000	1,090	53,410	—	54,500
Net loss for the year	—	—	—	—	(41,537)	(41,537)

Balance as at December 31, 2002		3,590,000	3,590	75,910	(82,067)	(2,567)

Net loss for the year	—	—	—	—	(13,679)	(13,679)

Balance as at December 31, 2003		3,590,000	3,590	75,910	(95,746)	(16,246)

Capital stock issued for cash	0.05	300,000	300	14,700	—	15,000
Capital stock returned to Treasury (no, proceeds, par value)		(2,500,000)	(2,500)	2,500	—	—
Stock dividend (24 shares issued for each one share held)		33,360,000	33,360	—	(33,360)	—
Capital stock issued for cash	0.50	500,000	500	249,500	—	250,000
Net loss for the year	—	—	—	—	(169,794)	(169,794)

Balance as at December 31, 2004		35,250,000	35,250	342,610	(298,900)	78,960

Capital stock issued for cash	0.50	100,000	100	49,900	—	50,000
Capital stock issued for cash	1.00	800,000	800	799,200	—	800,000
Less: isssue costs	—	—	—	(7,500)	—	(7,500)
Net loss for the period	—	—	—	—	(592,323)	(592,323)

Balance as at June 30, 2005		36,150,000	$36,150	$1,184,210	$(891,223)	$329,137

The accompanying notes are an integral part of these financial statements.

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Stated in US Dollars)
(Unaudited)
Note 1 Interim Reporting
While the information presented in the accompanying interim three month and six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements and related notes be read in conjunction with the Company’s December 31, 2004 annual financial statements.
Note 2 Continuance of Operations
The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $891,223 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from the normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.
Note 3 Acquisition of Joint Venture Interest
By a Memorandum of Understanding dated November 27, 2004 and a joint venture contract dated January 27, 2005, the Company formed a joint venture called Sino-Top Resources and Technologies Ltd. (“Joint Venture”) to participate in the exploration and evaluation and, if feasible, the development and mining of minerals on properties located in the Erbaohuo Silver District, Inner Mongolia, China. The Company will contribute a total of $1,000,000, $500,000 has been paid and a further $500,000 is to be paid as follows:
- $250,000 within one year of issuance of the new business license; and
- $250,000 within two years of the issuance of the new business license.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)-Page 2
(Unaudited)
Note 3 Acquisition of Joint Venture Interest — (cont’d)
In consideration of its capital contribution, the Company has been issued 60% of the outstanding equity securities in the Joint Venture. The Joint Venture term will be 20 years from the date of issuance of the new business license. The transaction closed April 1, 2005.
Affiliated parties to the other shareholders of the Joint Venture are to contribute all of their exploratory and licensing rights and interests they own in the properties upon payment by the Company to the Joint Venture of $286,000 for each property.
The following is the purchase price calculation as at April 1, 2005. Note that the acquisition has been accounted for as a step purchase, whereby, the additional consideration will not be accounted for until paid.

Purchase price paid at closing	$500,000

Allocation:
Cash	300,000
Exploration and Licensing rights	195,196
Other	4,804

$500,000

Note 4 Capital Stock
Share Purchase Warrants
As at June 30, 2005 there were 1,400,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share of the Company, as follows:

Number	Price	Expiry
500,000	$1.00	December 21, 2006
100,000	$1.00	January 10, 2007
800,000	$2.00/$2.50	January 25, 2006 and 2008

1,400,000

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)-Page 3
(Unaudited)
Note 5 Related Party Transactions
During the six months ended June 30, 2005, the Company incurred the following expenses charged by related parties, which included directors, a private company controlled by a director and a former director.

	June 30,2005	June 30, 2004
Accounting and legal	$73,109	$—
Consulting	60,000	—
Investor communications	19,399	—
Office	11,637	—
Rent	2,541	—
Telephone	1,348	—

	$168,034	$—

These fees are in the normal course of operations and are measured at the exchange amount which was the amount established and agreed to by the related parties.
Note 6 Disposition
By a joint venture agreement dated April 14, 2005, the Company agreed to dispose of 50% of the Company’s interest in the net proceeds of mining rights in one of its properties, located in the Erbaohuo Silver, Inner Mongolia, China.
The acquirer will pay $350,000 over a two-year period ($150,000 has been received, and $100,000 is due on April 14, 2006 and $100,000 is due on April 14, 2007) plus 500,000 common shares of the acquirer, a public company listed on the OTCBB. The acquirer issued 250,000 shares in April 2005 is required to issue an additional 250,000 common shares on April 14, 2006. As the acquirer is very thinly traded and a development stage company, the common shares received have been recorded at a nominal amount.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)-Page 4
(Unaudited)
     Note 7 Commitments
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
b) Consulting Agreements
By agreements dated November 23, 2004, the Company engaged two directors of the Company to provide consulting services totaling $5,000 per month for an initial term of one year. The agreement will be automatically extended for additional one-year terms on the mutual consent of the parties or for so long as the directors continue to serve on the Board of Directors.
Note 8 Unaudited Pro Forma Condensed Financial Information
On November 27, 2004, the Company entered into a Memorandum of Understanding with Sino Top Resources & Technologies, Ltd., an entity incorporated under the laws of the People’s Republic of China (“Sino-Top”), and certain affiliated persons, to form a joint venture to participate in the exploration and evaluation, and, if feasible, the mining of silver and other mineral resources at various properties located in the Inner Mongolia region of China.
In January 2005, the parties agreed to form the joint venture. Sino-Top was to contribute to the joint venture all exploratory and licensing rights. Sino Silver was to contribute a total of $1,000,000 in return for a 60% equity interest in Sino-Top. In accordance with the agreements, Sino-Silver placed $100,000 in escrow in December 2004, with another $400,000 paid at closing with the balance to be paid in installments over a two-year period. The agreement closed on April 1, 2005.
There are no significant accounting policy differences or other items which required adjustment in the accompanying unaudited pro forma condensed statement of operations for the period ended June 30, 2005 giving the effect to the acquisition as if it had been consummated on January 1, 2005 or January 1, 2004.

		To June 30, 2005
		Pro Forma	Pro Forma	2005	2004
	Sino-Silver	Sino-Top	Adjustment	Pro Forma	Pro Forma
Revenues					$193,787
Expenses
Exploration	$—	$43,024		$43,024	98,532
Administration and other	651,838	96,451		748,289	256,993

	651,838	139,475		791,313	355,525

Gain on disposal of licenses	(126,600)	—		(126,600)

Income tax	—	—		—	17,050

Minority interest	—	(44,723)	$(11,067)	(55,790)	3,598

Net loss	$(525,238)	$(94,752)	$11,067	$(608,923)	$(175,190)

Net loss per common share
Basic and fully diluted	$(0.01)			$(0.02)	$(0.02)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
As used in this Quarterly Report on Form 10-QSB, the terms “we”, “us”, “our”, “Sino” and “the Company” mean Sino Silver Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.
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
The Company’s auditors have issued a going concern opinion. This means that its auditors believe there is doubt that the Company can continue on an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners.
Results of Operations
There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company has never generated any revenues from operations. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks coherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.
Plan of Operation
Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. The Company’s plan of operation for the next twelve months is to focus on silver exploration and development of silver mines in mainland China. The Company has begun exploration programs on four properties located in the Erbaohuo Silver District in Northern China. The planned work program on the Aobaotugounao Property consists of detailed geological mapping at a scale of 1:2000, geophysical surveys consisting of magnetic profiling and electromagnetic surveys and approximately 600 meters of diamond drilling to determine the vertical and lateral extent of the mineralized zones. The work program on the Liangdi Property consists of regional mapping at a scale of 1:10000 and detailed mapping at a scale of 1:2000, geophysical surveys including magnetic and electromagnetic surveys, 1000 m3 of trenching, auger sampling, 100 meters of tunneling and 800 meters of diamond drilling. Preliminary exploration work on the Shididonggou Property will include geological mapping at a scale of 5000 and geophysical and geochemical surveys at a scale of 1:2000. The summer work program on the Zhuanxinhu Project consists of geological and geophysical surveys, including electromagnetic profiling and trenching (500m3) and 100 meters of underground tunneling.

The Company may also fund exploratory work for up to an additional seven properties which Sino-Top has an option to acquire. The Company believes that the Sino-Top operations in China will require approximately $1,000,000 during this 12-month period. Sino-Top has approximately seven employees in executive, administrative and operational capacities in one facility in Hebei Province, near Beijing. The Company also anticipates engaging the North China Nonferrous Geological Prospecting Bureau General Exploratory Agency (“NCGEA”), or other appropriate consultants to undertake a portion of the exploratory work.
On April 15, 2005, the Company entered into an agreement with Silver Dragon Resources Inc. (“Silver Dragon”) whereby Silver Dragon acquired 50% of the Company’s interest in the net proceeds from the sale of silver and other mineral resources or the sale of mining rights resulting from the exploration, evaluation and development of the properties licensed to Sino-Top. The agreement requires Silver Dragon to pay $350,000 over a two year period, $150,000 of which has been paid, along with 250,000 shares of restricted Silver Dragon common stock, plus an additional 250,000 shares of restricted Silver Dragon common stock to be delivered to us in one year.
Liquidity of Capital Resources
As of the date of this report, we have yet to generate any revenues form our business operations. Since our inception, funds received by the Company in connection with the sale of its common stock has been utilized for organizational and start-up costs, as operating capital and to finance the acquisition of Sino-Top. As of June 30, 2005, we sustained losses of approximately $592,323. In the six months ended June 30, 2005, we sold 900,000 shares and 900,000 warrants to purchase common stock for net proceeds of $842,500.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are provided with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
10.1	Venture Agreement, dated as of April 14, 2005, by and between the Registrant and Silver Dragon Resources Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
VENTURE AGREEMENT
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO SILVER CORP.
By:	/s/ Thomas Lough
Thomas Lough
Chief Financial Officer

Date: August 22, 2005

EXHIBIT LIST

Exhibit
Number	Description of Exhibit
10.1	Venture Agreement, dated as of April 14, 2005, by and between the Registrant and Silver Dragon Resources Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.