Form 10QSB
period 2005-09-30
SINO SILVER CORP.
filed 2005-11-22
CIK 1137143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________
Commission File Number 001-31546
SINO SILVER CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0232018

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

310 RIVERSIDE, SUITE 2301
NEW YORK, NEW YORK	10025

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code:      (212) 600-0643
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,150,000 shares of Common Stock as of November 18, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005 or for any other period.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre-Exploration Stage Company)
Consolidated Statements of Operations
For the three month and nine month periods ended September 30, 2005 and 2004 and for the period March 9, 2001 (Date of incorporation) to September 30, 2005
Stated in US dollars
(Unaudited)

		Three months ended		Nine months ended
		September 30		September 30		March 9, 2001
						(Date of Incorporation)
	Note	2005	2004	2005	2004	to September 30, 2005
Expenses
Exploration		$117,504	$—	$159,667	$13,413	$159,667
Administration and other		293,589	3,915	1,009,930	—	1,308,830
Interest expense	5	2,000	—	2,000	—	2,000
Amortization		9,433	—	14,575	—	14,575

		422,526	3,915	1,186,172	13,413	1,485,072

Gain on disposition of Mineral Licences	7	—	—	126,600	—	126,600

(Loss) before minority interest		(422,526)	(3,915)	(1,059,572)	(13,413)	(1,358,472)

Minority interest	3	64,226	—	108,950	—	108,950

Net (loss)		$(358,300)	$(3,915)	$(950,622)	$(13,413)	$(1,249,522)

Net (loss) per common share:
Basic and diluted		$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares used in per share calculation
Number of common shares outstanding		36,150,000	3,890,000	36,076,374	3,768,022

Promissory Note
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
The accompanying notes are an integral part of these financial statements.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre-Exploration Stage Company)
Consolidated Balance Sheet
September 30, 2005
Stated in US dollars
(Unaudited)

	Note
Assets
Current Assets:
Cash		$197,357
Accounts receivable		14,561
Investment	7	1,000
Inventory		2,484

		215,402

Property and Equipment – net		173,623

Mineral Licenses	3 & 7	170,796

Total assets		$559,821

Liabilities
Current Liabilities
Accounts payable and accrued liabilities		$165,290
Note payable	5	200,000
Accrued interest	5	2,000
Due to a former shareholder		118,375

		485,665

Minority interest	3	94,253

Shareholders’ deficit
Common shares		36,150

Additional paid in capital		1,184,210

Deficit accumulated during the pre-exploration stage		(1,249,522)

Accumulated other comprehensive income		9,065

		(20,097)

Total liabilities and shareholders’ deficit		$559,821

The accompanying notes are an integral part of these financial statements.

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
(A Pre-Exploration Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 and for the period
March 9, 2001 (Date of inception) to September 30, 2005
Stated in US dollars
(Unaudited)

	Nine months ended
	September 30		March 9, 2001
			(Date of Incorporation)
	2005	2004	to September 30, 2005
Cash (used in) operating activities:
Net loss for the period	$(950,622)	$(13,413)	$(1,249,522)
Add: depreciation	14,575	—	14,575
Less: gain on disposition of a profits interest in a mineral license	(126,600)	—	(126,600)
Minority interest	(108,950)	—	(108,950)

	(1,171,597)	(13,413)	(1,470,497

Changes in non-cash working capital	343,609	(2,528)	317,644

	(827,988)	(15,941)	(1,152,853)

Cash provided by investing activities:
Purchase of property plant and equipment	(184,050)	—	(184,050)
Disposition of a profits interest in a mineral license	150,000	—	150,000

	(34,050)	—	(34,050)

Cash provided by financing activities:
Private placement	842,500	15,000	1,184,210

Note payable	200,000	900	200,000

	1,042,500	15,900	1,384,210

Increase in cash	180,462	(41)	197,307

Cash, beginning of period	16,895	50	50

Cash, end of period	$197,357	$9	$197,357

Sino Silver Corp.
(formerly Bream Ventures, Inc.)
Statement of Stockholders’ Equity (deficiency)
for the period March 9, 2001 (Date of Incorporation) to September 30, 2005
Stated in US dollars
Unaudited

					Deficit
	Common Shares				Accumulated	Accumulated
				Additional	During the	other
	Issue		Par	Paid-in	Pre-Exploration	comprehensive
	Price	Number	Value	Capital	Stage	income	Total
Capital Stock	$0.01	2,500,000	$2,500	$22,500	$—	$—	$25,000
Net loss for the period	—	—	—	—	(40,530)	—	(40,530)

Balance as at December 31, 2001		2,500,000	2,500	22,500	(40,530)	—	(15,530)

Capital stock issued for cash	0.05	1,090,000	1,090	53,410	—	—	54,500
Net loss for the year	—	—	—	—	(41,537)	—	(41,537)

Balance as at December 31, 2002		3,590,000	3,590	75,910	(82,067)	—	(2,567)

Net loss for the year	—	—	—	—	(13,679)	—	(13,679)

Balance as at December 31, 2003		3,590,000	3,590	75,910	(95,746)	—	(16,246)

Capital stock issued for cash	0.05	300,000	300	14,700	—	—	15,000
Capital stock returned to Treasury (no, proceeds, par value)		(2,500,000)	(2,500)	2,500	—	—	—
Stock dividend (24 shares issued for each one share held)		33,360,000	33,360	—	(33,360)	—	—
Capital stock issued for cash	0.50	500,000	500	249,500	—	—	250,000
Net loss for the year	—	—	—	—	(169,794)	—	(169,794)

Balance as at December 31, 2004		35,250,000	35,250	342,610	(298,900)	—	78,960
Capital stock issued for cash	0.50	100,000	100	49,900	—	—	50,000

Capital stock issued for cash	1.00	800,000	800	799,200	—	—	800,000
Less: issue costs	—	—	—	(7,500)	—	—	(7,500)
Net loss for the period	—	—	—	—	(950,622)	—	(950,622)

Accumulated other comprehensive income Foreign Currency translation adjustment						9,065	9,065

Balance as at September 30, 2005		36,150,000	$36,150	$1,184,210	$(1,249,522)	$9,065	$(20,097)

The accompanying notes are an integral part of these financial statements.

SINO SILVER CORP.
(formerly Bream Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $1,249,522 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from the normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

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

In consideration of its capital contribution and commitment, the Company has been issued 60% of the outstanding equity securities in the Joint Venture. The Joint Venture term will be 20 years from March 20, 2005 the date of issuance of the new business license. The transaction closed April 1, 2005.

Affiliated parties to the other shareholders of the Joint Venture are to contribute all of their exploratory and licensing rights and interests they own in the properties upon payment by the Company to the Joint Venture of $286,000 for each property.

(Note 3 — Continued)

The following is the purchase price calculation as at April 1, 2005. Note that the acquisition has been accounted for as a step purchase, whereby, the additional consideration will not be accounted for until paid.

Purchase price paid at closing	$500,000
Allocation:
Cash	300,000
Exploration and Licensing rights	195,196
Other	4,804

$500,000

Note 4	Capital Stock

Share Purchase Warrants

As at September 30, 2005 there were 1,400,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share of the Company, as follows:

Number	Price	Expiry
500,000	$1.00	December 21, 2006
100,000	$1.00	January 10, 2007
800,000	$2.00/$2.50	January 25, 2006 and 2008

1,400,000

Note 5	Note Payable

On August 16, 2005, the Company borrowed $200,000 from an unaffiliated third party evidenced by a Promissory Note. The principal and interest is repayable in full upon the earlier of (i) August 16, 2006 or (ii) any equity or debt financing which occurs within a one year period. Interest accrues at 8% per annum.

Note 6	Related Party Transactions

During the nine month ended September 30, 2005, the Company incurred the following expenses charged by related parties, which included directors, a private company controlled by a director and a former director.

	September 30,2005	September 30, 2004
Accounting and legal	$73,109	$—
Consulting	60,000	—
Investor communications	19,399	—
Office	11,637	—
Rent	2,541	—
Telephone	1,348	—

	$168,034	$—

These fees are in the normal course of operations and are measured at the exchange amount which was the amount established and agreed to by the related parties.

Note 7	Disposition

By a joint venture agreement dated April 14, 2005, the Company agreed to dispose of 50% of the Company’s interest in the net proceeds from sale of mining rights in one of its properties, located in the Erbaohuo Silver, Inner Mongolia, China.

The acquirer is to pay $350,000 over a two-year period ($150,000 has been received; $100,000 is due on April 14, 2006 and $100,000 is due on April 14, 2007) plus 500,000 common shares of the acquirer, a public company listed on the OTCBB. The acquirer issued 250,000 shares in April 2005 and is required to issue an additional 250,000 common shares on April 14, 2006. As the acquirer is very thinly traded and a development stage company, the common shares received have been recorded at a nominal amount.

Note 8	Commitments

(a) Strategic Cooperation Agreement

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

(b) Consulting Agreements

By agreements dated November 23, 2004, the Company engaged two directors of the Company to provide consulting services totaling $5,000 per month for an initial term of one year. The agreement will be automatically extended for additional one-year terms on the mutual consent of the parties or for so long as the directors continue to serve on the Board of Directors.

Note 9	Unaudited Pro Forma Condensed Financial Information

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

There are no significant accounting policy differences or other items which required adjustment in the accompanying unaudited pro forma condensed statement of operations for the period ended September 30, 2005 giving the effect to the acquisition as if it had been consummated on January 1, 2005.

	To September 30, 2005
		Pro Forma	Pro Forma		Pro Forma
	Sino-Silver	Sino-Top	Adjustment	Pro Forma	2004
Revenues					193,787

Expenses
Exploration	—	160,528		160,528	98,532
Administration and other	913,798	139,513		1,053,311	256,993

Gain on disposal of Licences	(126,600)	—		(126,600)

Income tax	—	—		—	17,050

Minority interest*	—	(108,950)	(11,067)	(120,017)	3,598

Net Loss	(787,198)	(191,091)	11,067	(967,222)	(175,190)

Net loss per share	(0.02)			(0.03)	(0.02)

The acquirer also had the option of purchasing the remaining 50% of the Company’s interest in the net proceeds from the sale of minerals or the sale of mining rights in one additional property within the same region by May 14, 2005 on similar terms.

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
OVERVIEW
The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. Since inception, the Company has sold its equity to raise money for property acquisitions, corporate expenses and to repay outstanding indebtedness. The Company’s business strategy focuses on silver exploration and development of silver mines in mainland China.
The Company incorporated under the laws of the state of Nevada on March 9, 2001 as Bream Ventures Inc. On November 24, 2004, the Company effected a forward 25 for 1 stock split by way of a stock dividend. In December 2004, the Company changed its name to Sino Silver Corp.
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
Liquidity and Capital Resources
As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, funds received by the Company in connection with the sale of its common stock has been utilized for organizational and start-up costs, as operating capital and to finance the acquisition of Sino-Top. Through September 30, 2005, the Company had sustained cumulative losses of approximately $1,250,000.
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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are provided with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
10.1	Promissory Note issued to Arcade Investments Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO SILVER CORP.
	By:	/s/ Thomas Lough
Thomas Lough
Date: November 21, 2005		Chief Financial Officer